Form 10-Q
period 1995-09-30
POWER SPECTRA INC /CA/
filed 1995-11-14
CIK 777527

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________ TO _____________

                         COMMISSION FILE NUMBER 0-16672

                               POWER SPECTRA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                                    94-2687782
-----------------------------------------           ----------------------------
    (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                       Identification No.)

         919  HERMOSA COURT
            SUNNYVALE, CA                                   94086-4103
-----------------------------------------           ----------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (408) 737-7977
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                       YES   X               NO
                           -----                -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK OF THE LATEST PRACTICABLE DATE.


                                                  OUTSTANDING AT
                       CLASS                     NOVEMBER 10, 1995
                --------------------             ------------------
                  SHARES OF COMMON                   13,675,222
                STOCK, NO PAR VALUE

--------------------------------------------------------------------------------

PART I  FINANCIAL INFORMATION
POWER SPECTRA, INC.


Item 1:  Financial Statements
                                                            BALANCE SHEETS
                                                            (In thousands)


                                                                                   September 30,               December 31,
                                                                                        1995                       1994
                                                                                    (Unaudited)                   (Note)
                                                                              -------------------         ------------------
ASSETS:
-----------
            Current Assets:
                       Cash and cash equivalents                                        $3,284                   $    215
                       Accounts receivable                                                  99                         30
                       Unbilled receivables                                                 55                        111
                       Inventories, principally purchased parts                            134                        222
                       Other current assets                                                 51                         83
                                                                              -------------------         ------------------
               Total current assets                                                      3,623                        661
            Equipment, furniture and
                       leasehold improvements                                            1,263                      1,245
               Less, accumulated depreciation                                             (826)                      (716)
                                                                              -------------------         ------------------
            Net fixed assets                                                               437                        529

            Patents, net of amortization                                                    70                         75
            Other assets                                                                    28                         25
                                                                              -------------------         ------------------
TOTAL ASSETS                                                                            $4,158                     $1,290
                                                                              ===================         ==================

LIABILITIES AND STOCKHOLDERS' EQUITY:
------------------------------------------------
            Current Liabilities:
                       Accounts payable                                                   $448                   $    138
                       Accrued compensation expense                                        184                        161
                       Deferred contract revenue                                            87                         73
                       Allowance for contract losses                                       100                        100
                       Accrued professional fees                                            94                         60
                       Preferred stock dividends payable                                    56                         26
                       Other current liabilities                                            28                         28
                                                                              -------------------         ------------------
            Total current liabilities                                                      997                        586

STOCKHOLDERS' EQUITY:
                       Preferred stock                                                   1,891                        881
                       Common stock                                                     11,587                      8,151
                       Accumulated deficit                                             (10,317)                    (8,328)
                                                                              -------------------         ------------------
            Total stockholders' equity                                                   3,161                        704
                                                                              -------------------         ------------------
TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                                                      $4,158                     $1,290
                                                                              ===================         ==================

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to financial statements.


POWER SPECTRA, INC.
Item 1:  Financial Statements

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                        Nine Months Ended
                                                        -----------------
                                                September 30,      September 30,
                                                   1995                 1994
                                                 Unaudited)          (Unaudited)
                                                  -------               -------
Revenue                                           $ 1,015               $ 2,829

Costs and expenses:
        Cost of revenue                             1,583                 2,092
        Sales and marketing                           354                   303
        Research and development                      112                   224
        General and administrative                    797                   773
                                                  -------               -------
Total operating costs                               2,846                 3,392
                                                  -------               -------
Operating loss                                     (1,831)                 (563)
Other income (expenses)                               (15)                   19
                                                  -------               -------
Loss before income taxes                           (1,846)                 (544)
Provision for income taxes                              1                     1
                                                  -------               -------
Net loss                                          ($1,847)              $  (545)
                                                  =======               =======

Net loss applicable to common shares              ($1,989)              $  (623)
                                                  =======               =======
Net loss per common share                         ($ 0.19)              $ (0.06)
                                                  =======               =======

See notes to financial statements.

POWER SPECTRA, INC.
Item 1:  Financial Statements

                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                        Three Months Ended
                                              ----------------------------------
                                              September 30,        September 30,
                                                  1995                 1994
                                               (Unaudited)          (Unaudited)
                                                 -------                -------
Revenue                                          $   168                $   315

Costs and expenses:
        Cost of revenue                              463                    525
        Sales and marketing                          135                    119
        Research and development                      22                    105
        General and administrative                   242                    260
                                                 -------                -------
Total operating costs                                862                  1,009
                                                 -------                -------
Operating loss                                      (694)                  (694)
Other income (expenses)                              (15)                     7
                                                 -------                -------
Net loss                                         ($  709)               $  (687)
                                                 =======                =======

Net loss applicable to common shares             ($  764)               $  (714)
                                                 =======                =======
Net loss per common share                        ($ 0.07)               $ (0.07)
                                                 =======                =======

See notes to financial statements.

POWER SPECTRA, INC.


Item 1:  Financial Statements

                                                       STATEMENTS OF CASH FLOWS
                                                            (In thousands)

                                                                                            Nine Months Ending
                                                                                            ------------------
                                                                                   September 30,          September 30,
                                                                                       1995                    1994
                                                                                    (Unaudited)            (Unaudited)
                                                                                       -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                       ($1,847)             $  (545)
        Adjustments to reconcile net loss
             to cash provided by (used in) operating activities:
             Depreciation and amortization                                                 107                  110
             Common stock issued for services                                               66                   64
             Changes in assets and liabilities:
                   Accounts receivable                                                     (69)                 855
                   Unbilled receivables                                                     56                  (32)
                   Inventories                                                              88                  (90)
                   Other current assets                                                     32                    2
                   Accounts payable                                                        310                  (10)
                   Accrued compensation expense                                             23                   71
                   Deferred contract revenue                                                14                   (2)
                   Other current liabilities                                                64                   23
                                                                                       -------              -------
             Net cash provided by (used in) operating activities                        (1,156)                 446
CASH FLOWS FROM INVESTING ACTIVITIES:
        Furniture and equipment additions and disposals, net                               (22)                (186)
        Decrease (increase) in other assets                                                  9                   (1)
                                                                                       -------              -------
        Net cash used in investing activities                                              (13)                (187)
CASH FLOWS FROM FINANCING ACTIVITIES:
        Preferred stock dividend                                                          (142)                 (78)
        Proceeds from sale of common stock                                               3,370                 --
        Proceeds from sale of preferred stock                                            1,010                 --
                                                                                       -------              -------
        Net cash provided by (used in) financing activities                              4,238                  (78)
                                                                                       -------              -------
Net increase in cash and cash equivalents                                                3,069                  181
Cash and cash equivalents, beginning of period                                             215                  839
                                                                                       -------              -------
Cash and cash equivalents, end of period                                               $ 3,284              $ 1,020
                                                                                       =======              =======
        Supplemental schedule of cash flow information:
          Cash paid during the period for:
             Interest                                                                  $    19              $     1
                                                                                       -------              =======
             Income taxes                                                              $     1              $     1
                                                                                       =======              =======

See notes to financial statements.


                               POWER SPECTRA, INC.
                          Notes to Financial Statements
                               September 30, 1995

1.  Basis for Presentation:

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

2.  Per Share Data

          Per share information for the quarter ended September 30, 1995, is computed based on the net loss after adding the Series A and Series B Preferred Stock dividends to the net loss in 1995. In 1995, shares issuable upon exercise of stock options have not been included in the calculation as the effect would be anti-dilutive. The Series A and Series B Preferred Stock is not included as its effects are anti-dilutive on an as-if-converted basis. Weighted average shares outstanding at September 30, 1995 are 10,350,343. Weighted average shares outstanding at September 30, 1994, were 10,003,187.

3.  Common Stock

          During the quarter ended September 30, 1995, the Company sold 3,262,727 shares of Common Stock at $1.10 per share through a private placement. Proceeds from this sale were $3,255,000 after deducting the costs of the placement.

POWER SPECTRA, INC.
Item 2:
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


RESULTS OF OPERATIONS:

          Revenue for the third quarter and nine months ended September 30, 1995, was $168,000 and $1,015,000, respectively, compared to $315,000 and
$2,829,000, respectively, for the same periods ended September 30, 1994, a decrease of $147,000 for the quarterly period and a decrease of $1,814,000 for the nine month period, respectively. Revenues from the Company's contracts with the Air Force in 1995 decreased by $109,000 for the third quarter of the year, and decreased by $243,000 for the first nine months of the year, over the same periods of 1994. The Boeing Company Research Agreement, which terminated June 30, 1994, had no revenues for the third quarter of 1994, but had revenues of $1,600,000 for the first nine months of 1994. Revenues from standard product sales decreased by $38,000 for the third quarter and decreased by $8,000 for the first nine months of the year over the same periods of 1994.

         The 1995 third quarter net loss was $709,000, an increase of $22,000 over the net loss of $687,000 recorded in the 1994 third quarter. A net loss of $1,847,000 was recorded for the first nine months of 1995 compared to a net loss of $545,000 for the same period in 1994. This increased loss was due primarily to the expiration of the agreement with The Boeing Company and delays by the government in providing required technical direction for the Air Force contract. This delay resulted in the government issuing a six month extension to the contract.

          The cost of revenues decreased by $62,000 for the third quarter of 1995 and decreased by $509,000 for the first nine months of 1995 over the same periods in 1994 due to decreased sales volume in both periods. Although the cost of sales decreased in proportion to sales decreases, overhead costs could not be decreased proportionately without the loss of essential skills, expertise, and capabilities required for effective and efficient operations during the transitional phase from dependence upon the Boeing development contract to development and product sales to other customers.

          Sales and marketing expense increased by $16,000 and $51,000 for the third quarter and first nine months ended September 30, 1995, respectively, compared to the same periods in 1994 due primarily to continued expansion of the Company's marketing efforts to meet changing marketing conditions. Research and development expense decreased by $83,000 and $112,000 for the third quarter and first nine months of 1995, respectively, compared to the same periods in 1994 because of a reduction of personnel assigned to Company sponsored research and development. General and administrative expenses in 1995 decreased by $18,000 for the third quarter, but increased by $24,000 for the first nine months, respectively, due to increased personnel costs compared to the same periods in 1994.

LIQUIDITY AND CAPITAL RESOURCES:

          During the nine months ended September 30, 1995, cash and cash equivalents increased by $3,069,000 over the December 31, 1994 balance due primarily to a ongoing private placement of the Company's Common Stock and the Series B Preferred Stock. The cash raised through the private placements was partially offset by the net loss from operations. Accounts receivable increased by $69,000 while unbilled receivables decreased by $56,000 from December 31, 1994, as previously completed work on Air Force contracts was billed. Inventories decreased by 40% or $88,000 from December 31, 1994, as a result of progress on these contracts. Other current assets decreased $32,000 or 39% primarily because of amortization of prepaid insurance.

          Accounts payable increased 225% from December 31, 1994, to $448,000 at September 30, 1995, due primarily to the timing of vendor payments and a $224,000 erroneous overpayment by the government on the Air Force contract. The accrued compensation expense balance increased $23,000, a 14% increase over the balance at December 31, 1994. Deferred contract revenue increased $14,000 or 19% primarily as a result of timing of payments on the Air Force contract. Accrued professional fees increased $34,000 or 57% primarily because of the costs of the private Common Stock placement. The Preferred Stock dividend payable increased $30,000 or 115% from year-end 1994 as a result of the issuance of Series B Preferred Stock in the second quarter, 1995.

           Backlog at September 30, 1995, was $910,000, of which 84% is made up of the Air Force contract. The Air Force contract is currently scheduled for completion in the second quarter, 1996. Although the Company successfully raised additional operating capital, the Company continues to seek and obtain other sources of revenue to sustain operations.

           The Company's current cash position, together with anticipated cash flows from operations and financing obtained through the private placement of Common Stock and Series B Preferred, are expected by management to be sufficient to finance the Company's operations through December 31, 1996. However, if the Company is not successful in replacing the revenue and cash generated by the Boeing Agreement and the United States Air Force contract, the Company, as presently sized, would continue to experience significant operating losses and cash outflows.

SUBSEQUENT EVENTS:

           The Company continues the private placement of its Common Stock. The aggregate amount raised to through November 10, 1995 is $3,694,000. Management believes that one or more additional closings for the Common Stock will occur. The maximum amount which may be raised in the financing is $6,000,000.

PART II.  OTHER INFORMATION


                               POWER SPECTRA, INC.
                               September 30, 1995



Item 6     Exhibits and Reports on Form 8-K
------     --------------------------------

           a.  Exhibits

               27.1  Financial Data Schedule

           b.  Reports on Form 8-K during the quarter ended September 30, 1995
               None

                               POWER SPECTRA, INC.
                               September 30, 1995



                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Power Spectra, Inc.


Dated:  November 13, 1995     By:     /s/  Edward J. Lamb
                                  -------------------------------
                                           Edward  J. Lamb
                                  Controller, Chief Financial Officer, Secretary (Principal Accounting and Finance Officer)

                                  EXHIBIT INDEX



               Exhibit
                  No.                     Description
               -------                    ------------
                  27                      Financial Data Schedule