Form 10-K
period 1995-12-31
POWER SPECTRA INC /CA/
filed 1996-03-29
CIK 777527

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)
       |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 1995

                                             OR

       |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from         to

                         Commission File Number 0-16672

                               POWER SPECTRA, INC.
             (Exact name of Registrant as specified in its charter)

               CALIFORNIA                                 94-2687782
    (State or other jurisdiction of          (I.R.S Employer Identification No.)
     incorporation or organization)

                                919 HERMOSA COURT
                               SUNNYVALE, CA 94086
           (Address of principal executive offices including zipcode)

       Registrant's telephone number, including area code: (408) 737-7977

           Securities Registered pursuant to Section 12(b) of the Act:
                   Common Stock, no par value (Title of Class)
        Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days. YES  X   NO
                                          ----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


As of March 22, 1996, the aggregate market value of voting stock held by non-affiliates of the Registrant was $22,461,734, based upon the average of the closing ask and bid prices as reported on the non-NASDAQ over-the-counter bulletin board. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock, and shares held by officers and directors, have been excluded, in that such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934. This determination is not necessarily conclusive for other purposes.

As of March 22, 1996, 15,008,768 shares of the Registrant's Common Stock were issued and outstanding.



================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE


         Items 10, 11, and 12 of Part III of the Form 10-K are incorporated by reference from the Company's Definitive Proxy Statement (the "Proxy Statement") for the 1996 Annual Meeting of Shareholders. With the exception of the information specifically incorporated in Items 10, 11, and 12 of Part III of the Form 10-K, the Company's Proxy Statement is not to be deemed filed as part of this report.

                                     PART I

         This Report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Report. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase that contains the forward-looking statement.

ITEM 1.  BUSINESS

GENERAL

         Power Spectra, Inc. ("Power Spectra" or the "Company") is a California corporation organized in 1979 and operates as a single business segment.

         The Company develops, designs, and markets a family of products that use proprietary high-speed semiconductor devices which generate extremely rapid, high-power electromagnetic impulses. Prior to 1990, the Company was a development stage company. The primary business of the Company is related to the Bulk Avalanche Semiconductor Switch (BASS(TM)) and PSIristor(TM). These are optically triggered high-power switches which have applicability in high-resolution radar, electronic warfare, communications, and industrial applications such as level control, positioning, velocity measurement, obstacle detection and avoidance, and many other industrial uses. Although BASS(TM) development and applications have primarily addressed military requirements and historically have accounted for roughly 90% of the Company's revenues, the Company believes its new family of powerful, reliable, cost effective pulsed optical and impulse generating switches also have growing applications in a number of existing and emerging commercial markets.

BULK AVALANCHE SEMICONDUCTOR SWITCH (BASS(TM))

         The degree to which extremely rapid, high-power electromagnetic pulses can be generated has been a limiting factor in the improvement of high-resolution radar and electronic warfare systems. Generation of very short duration, high peak power pulses is not possible with existing devices such as krytrons, spark gaps, thyratrons, planar triodes, and avalanche transistors. All these devices are limited by fundamental physics in turn-on time. It is also not possible to generate the high peak power, very short duration, time and frequency domain coherent RF pulses with other devices such as magnetrons, klystrons, or gyrotrons.

         The BASS(TM) device has been developed and patented by Power Spectra. The creation of BASS(TM) technology has resulted from two important factors: the evolution of gallium arsenide (GaAs) technology for high-speed semiconductor applications, and the patented Bulk Avalanche process, developed by Power Spectra founder Stephen Davis.

         Gallium arsenide technology has well-established advantages for certain semiconductor applications. GaAs allows significantly faster electron travel in semiconductors and is much more resistant to radiation bombardment, a factor that is important in military and space applications.

         The BASS(TM) is a solid-state gallium arsenide device roughly the size of a conventional power transistor and is triggered by a small external semiconductor laser diode. In its "off" state, very high impedance is achieved by the high-purity GaAs. Switching is achieved when electrons and holes are rapidly accelerated within the field of the device. By this means, the BASS(TM) changes from a non-conducting to a conducting state in approximately 20 trillionths of one second. Because conduction is enabled and controlled throughout the volume of the BASS(TM), extremely high voltages can be controlled, presently in excess of 15 kilovolts. In addition, because of the uniform turn-on throughout the bulk of the BASS(TM), very rapid turn-on, high voltage, high current pulses can be generated. The Company believes that the BASS(TM) could in the future enable the development of high resolution imaging radar, a new system of electronic warfare, and other applications.

BOEING PROGRAM

         Effective January 1, 1989, Power Spectra and The Boeing Company ("Boeing") entered into a development and marketing agreement relative to the Company's BASS(TM) products (the "Boeing Agreement"). Funding under the initial 2 1/2-year development term of that agreement was based on the Company's ability to meet certain milestones in the development of the BASS(TM) technology and the demonstration of manufacturable BASS(TM) devices.

         The initial phase of the Boeing Agreement was completed in 2 1/4 years. A new agreement, which continued through June 30, 1994, was negotiated pursuant to which Boeing funded development costs of $4,200,000 in 1991 and $3,500,000 in 1992. In 1991 and 1992, the Company completed significant technical demonstrations of capability with Boeing in the areas of wide-band radar and electronic warfare.

         In March 1993, the Company announced that Boeing would fund $3,100,000 for research activities which were performed entirely in 1993, and that Boeing would fund $1,600,000 for activities to be completed in 1994. In February 1994, Boeing and Power Spectra finalized the 1994 statement of work and extended the research agreement to August 31, 1994. All work under the Boeing statement of work was completed and no additional funding is being provided by Boeing.

         The Boeing research period of performance expired in June 1994. Under the terms of the amended agreement, Boeing continues to provide, on a loan basis, $2.8 million of equipment and has agreed to allow the Company continued rent-free use of this equipment, subject to annual review. If the Company desires to acquire title and ownership to the equipment, the Company and Boeing will negotiate appropriate consideration in return for such title and ownership.
         Under the amended agreement, and in exchange for having provided $23.5 million in research and development funding, Boeing retains a perpetual, non-exclusive license to use the technology developed during the agreement, and to market systems containing BASS(TM) devices. In addition, the Company will pay Boeing a royalty of 4% of BASS(TM) product sales up to a maximum cumulative royalty payment of $10 million. The Company retains the right to manufacture BASS(TM) devices for incorporation into larger systems to be marketed by Boeing.

AIR FORCE CONTRACT

         In 1990, the Company was awarded the first phase of a two-phase competitive contract for the development of a solid-state high-power microwave source for the United States Air Force (the "Air Force Contract"). This source was designed to exploit the capabilities of the BASS(TM) device and is being used by the Air Force to test the effects of high power microwave pulses.

         The Phase I cost-plus-fixed-fee contract value was $5,192,744, including $957,688 awarded in 1992 pursuant to an amendment to Phase I. In January 1993, the Air Force exercised an option (Phase II) to have the Company manufacture a nine-element antenna array for a total contract price of $3,537,510 over an 18-month period. An additional modification relating to site support and training was added in June 1993, bringing the total contract value to $8,739,290. At the end of 1993, an aggregate of $7,697,548 had been recognized as revenue and $1,041,742 remained in backlog. The Company delivered the nine-element array in mid-1994. Subsequent to this delivery, the Air Force has extended the contract to upgrade the prototype equipment delivered in Phase I to a technology level similar to that provided in Phase II. This contract extension raised the aggregate contract value to $9,533,771. Subsequent to year end, the US Army contracted through the Air Force using the Air Force's existing contract with the Company to deliver a Phase II-type technology transmitter for use in foliage and ground penetrating radar testing, and perform a risk reduction assessment to make the technology suitable for use onboard aircraft. The aggregate contract value was increased to $10,517,881 on February 8, 1995, and as of February 28, 1996, the value remaining on the contract was $607,421. The contract is currently scheduled to expire on June 1, 1996.

COMMERCIAL PRODUCTS

         As part of the Company's diversification efforts in 1992, the Company entered into a technology license and development agreement with the Ioffe (pronounced "yahf-ah") Physical-Technical Institute (Ioffe), St. Petersburg, Russia (the "Ioffe Agreement"). Ioffe and the Company are jointly developing advanced gallium arsenide semiconductor devices. To accelerate the development of such devices, Russian scientists, sponsored in part by the United States Department of Commerce Special American Business Internship Training (SABIT) Program, were brought to work at the Company's Sunnyvale facility for varying periods to facilitate the technology transfer.

         Development of a new line of semiconductor products, using advanced gallium arsenide switching technology to enhance the Company's laser driver technology, was launched. Initially undertaken to support the Company's BASS(TM)-based systems, the Company believes that such a product line has broader applications, and the Company's goals for this product line are now focused on mass industrial and military markets not associated with the BASS(TM).

         Several new products have been developed for the industrial markets. The Company introduced two products during late 1993 and an additional two in the first quarter of 1994. Promotion of these products has included news releases, advertising in trade publications, direct mailings, and exhibition at trade conferences.
         The first product, called the BASS-01X, is a compact, high-peak power, ultra-wideband pulse generator based on the Company's BASS(TM) technology. This unit generates a 0.5-megawatt, 600-picosecond video pulse waveform. This waveform has a fast leading edge of less than 120 picoseconds, which provides an ultra-wideband frequency spectrum extending from D.C. to in excess of 3GHz. The unit is meant to serve as a reasonably priced demonstrator that permits customers to explore high-power ultra-wideband pulse technology in their own applications. The Company believes, as was exemplified by the sale of the first unit, that small size and ruggedness will enable the BASS-01X to be used in the field for such commercial objectives as underground site surveying, since its high peak power makes it useful for airborne and deep ground penetration units.*

         The second product, called the Pulsed Optical Source (POS(TM)), is a device that integrated a pulsed laser diode and GaAs driver circuitry directly within a windowed TO-5 can measuring 0.33 inches in diameter. Performance features are high peak power and 5-nanosecond pulses at pulse repetition rates up to 20 KHz. Potential applications include laser rangefinders, position sensors, motion sensors, and communications. Sales to date for such applications have been for small quantities, typically for evaluation and integration in larger systems, and the Company knows of one large system design which has incorporated a prototype into the product.

         In mid-1995, the Company introduced an industrial laser-ranging product based on the Pulsed Optical Source (POS(TM)) to address existing industrial markets. Although the initial prototype experienced difficulty in its ability to calculate range accurately, a new design is presently being tested and shows promise of lower manufacturing costs.

-----------------------
*This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional factors that could affect future performance.

         The PGS-401, a 2.5 KW impulse transmitter, was introduced early in 1994. At the end of the year, a lower cost, lower performance version, the PGS-402, was introduced. The Company believes that these products have applications for ground penetrating radar, test instrumentation, electronic warfare, and communications.

         Several variants of the BASS-01X were produced and sold during 1995. The BASS-02X and BASS-03X produce waveforms and power levels different from the basic BASS-01X. These were developed to match specific customer needs. All of the BASS-0XX series are packaged in a common, 81-cubic inch, six-pound package.

         During 1995, the Company's participation in both Army and Air Force foliage- and ground-penetrating radar programs exposed an opportunity to construct a small, lightweight mine-finding radar that promises the ability to address the humanitarian aspects of the more than 100 million mines left in the ground worldwide since World War I. The Company is aggressively pursuing this opportunity at this time.

         There can be no assurance that the Company will be successful in developing additional new products, that the Company will not experience delays in developing such products, or that such products will achieve commercial success. A sustained failure to successfully develop and sell new products would have a material adverse effect on the Company's business and its results of operations.

MANUFACTURING

         The Company manufactures all of its products at its Sunnyvale, California manufacturing facility. In 1991, the Company completed construction and put into operation a modern semiconductor fabrication facility for BASS(TM) development. Boeing provided the funds to complete the construction of the facility and owns the facility and most of the equipment. This facility was used as a prototype facility to identify the manufacturing requirements for BASS(TM). The facility and equipment are suitable for moderate volume pilot-line production of devices to meet current application requirements. This capability has facilitated significant improvements in product performance and reliability as well as productivity of the staff. During 1994, the Company installed an epitaxial furnace to a design specified by Ioffe that completed the principal objective of the Ioffe Agreement technology transfer. Additional manufacturing capacity, when required, is available through out-sourcing. The Company's sole manufacturing facility is located in an area adjacent to major earthquake faults. The destruction of the Company's facility due to fire or earthquake would have a material adverse effect on the Company's results of operations.

         Boeing has granted the Company the right to use its equipment on a loaned basis for the Company's purposes, subject to annual renewal. Additionally, should the Company desire to acquire title and ownership of the loaned equipment, Boeing and the Company will attempt to negotiate appropriate consideration in return for the transfer of title and ownership. However, there is no assurance that an agreement satisfactory to the Company could be reached. If Boeing chooses to no longer loan the equipment to the Company, as it may do in its sole discretion, and an acceptable agreement for the Company's purchase of the equipment cannot be attained, the Company would be required to find alternative sources of equipment, either for purchase or rent, or would have to outsource its manufacturing while still in possession of a manufacturing facility. Any of these circumstances could cause delays in the manufacture and delivery of the Company's products and could have a material adverse impact on the Company's results of operations.

         Materials and components used in the manufacture of devices are generally available from a variety of sources.

SALES, MARKETING, AND DISTRIBUTION

         In order to meet changing market conditions, the Company's marketing efforts were expanded during l995. Prior to 1996, the Company was almost solely dependent on military-related contracts. The level of marketing effort towards the solicitation of new military contracts intensified in 1995 and, in addition, the Company placed more emphasis on sales of industrial and standard products.

         The marketing goals of the Company include obtaining advanced development contracts for new hardware based on equipment successfully delivered to the Air Force and other military customers while continuing to expand its industrial/standard product line. Product attractiveness continued to improve during 1995 in several areas through miniaturization and increased reliability resulting from ongoing developmental work. The Company believes that the unique characteristics of the BASS(TM) make the product attractive for a variety of potential new applications.

         The Company seeks a balance between commercial or standard products, and the major research and development efforts for military applications that have sustained the Company in the past. In the military sector, the Company believes that the markets for systems in which the Company's BASS(TM) and PSIristor(TM) technologies could play a major role may experience less drastic cutbacks than weapons systems suitable only for strategic warfare. The Company also believes that U.S. Government spending is being increasingly directed towards research and development of innovative technologies such as the BASS(TM).* Also, advanced radar and electronic warfare systems were shown to be particularly effective in "Desert Storm." The military publicly recognizes the value of high technology for both leveraging strike force effectiveness in regional conflicts, and for protecting forces from battlefield hazards. Currently, mine detection capabilities are being evaluated and debated by the military and in the national press.

         The Company's marketing activities for its gallium arsenide products are conducted by an internal marketing staff. The Company's marketing activities include advertising in selected trade publications and participation in trade shows, symposia, and conferences. As a result, inquiries were received during the year, resulting in sales of over 100 units of standard products.

COMPETITION

BASS(TM)

         The capabilities of the BASS(TM) device have attracted other companies with light-activated semiconductor technologies to compete in this market. The major competitive technology in this area is the linear-mode light-activated switch. This device does not utilize the unique avalanche phenomenon of the BASS(TM) and, therefore, requires a large laser for its operation. The Company believes that system end-users will not consider these systems attractive since the large lasers are generally unreliable, inefficient, and do not have the pulse repetition capability needed for some applications.

         In addition, other companies and government laboratories are studying semiconductor devices like the BASS(TM).

         The Company faces intense competition for government contracts from larger companies with conventional technology, which have substantially greater financial resources than the Company. The largest competitors include Hughes, Raytheon, Lockheed Martin, TRW, Tracor, and Northrop Grumman.

-----------------
*This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional factors that could affect future performance.

Pulsed Optical Source

         Power Spectra is addressing a niche market for industrial measurement devices using short-pulse diode lasers which have integrated driver circuitry. The industrial measurement market is currently served primarily by expensive high-performance laser-based systems at the top end of the market, and by inexpensive, lower performance ultrasonic-based systems on the lower end.

         The only close competitor in the pulsed-laser based measurement system market currently is Laser Diode Products, Inc., which offers a product which, while not a direct replacement, is a possible substitute. Future competition is expected to develop from EG&G, Inc. The Company's management believes that neither company will push leading-edge technology development, leaving Power Spectra as the technology leader in the integrated short-pulse niche.* However, there can be no assurances that these companies or others will not attempt technology development sufficient to become the technology leader in this niche.

         Power Spectra will also be competing with the major proximity sensor vendors in the industrial measurement market, including Electro, Micro Switch, Massa Products, and Siemens, which had a combined share of 67% of the world market in 1993.

Pulse Generator Source

         In order to compete for other niche markets, Power Spectra has developed a family of PSIristor(TM)-based impulse transmitters that send out high-power, ultra-wide bandwidth signals through an antenna. These products are sold to system vendors for use in a number of potential industrial and environmental applications such as geographical exploration, mine clearing, pipeline mapping and leak detection, environmental cleanup, pavement assessment, and airport ground surveillance.

PATENTS AND PROPRIETARY RIGHTS

         The Company relies primarily on its technological and engineering capabilities for the development of its business. The Company does not believe that the grant of patents for concepts and processes developed by its employees is a critical element of its future growth. However, the Company does file patent applications for such concepts and processes. The Company has a patent for a nanosecond pulse generator (planer triode) expiring in 2002, and three patents for various aspects of BASS(TM) technology expiring in 2001, 2005, and 2006. The Company was also granted a patent for its Bulk Avalanche Semiconductor Laser, which expires in 2007.

                  The patent positions of technology companies such as Power Spectra are uncertain and involve complex legal issues and factual questions. No assurances can be given that any future patent applications will issue as patents or that any issued patents will provide the Company with adequate protection with respect to the covered products, technology, or processes. Moreover, it is possible that other companies may assert that their patents cover the Company's technologies or expected products. If patents are issued to other companies that contain claims that conflict with or cover the Company's technologies, products or expected products, and such claims are ultimately determined to be valid, no assurance can be given that the Company would be able to obtain licenses to any such patents on acceptable terms, if at all, or develop or obtain alternative non-infringing technology. In addition, there can be no assurance that litigation will not be initiated against the Company or its customers, regardless of merit, alleging infringement of patents held by others or


-----------------
*This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional factors that could affect future performance.

challenging the Company's patents. Such litigation could result in substantial cost to and diversion of effort and management time by the Company, which could have a material adverse effect on the Company, regardless of the results of the litigation.

         The Company, with the assistance of Boeing, has attempted to protect its rights to the BASS(TM) technology by acquiring licenses to other patents which could be relevant to the BASS(TM) technology. These license rights, as provided in the Boeing Agreement, belong to the Company. The Company's agreements with the U.S. Government provide that the Company's research and development activities entitle the government to limited rights to the applications developed by the Company in the performance of government-funded contracts. However, the government does not obtain any rights to the BASS(TM) technology itself.

         In an effort to maintain the confidentiality and ownership of trade secrets and other confidential information, the Company requires employees, consultants, and certain collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. The agreements are intended to enable the Company to protect the confidential information by the disclosure and use of technology to which it has rights and providing for ownership by or assignment to the Company of confidential technology developed at the Company or with the Company's resources. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other confidential information in the event of unauthorized use or disclosure of such information.

BACKLOG

         As of December 31, 1995, the Company's backlog was $801,261, versus $1,261,338 at December 31, 1994, and $1,308,409 at December 31, 1993. The
Company expects to complete all of its current backlog within the next twelve months.*

         Sales of the Company's products are made pursuant to standard purchase orders that are cancelable without significant penalties. In addition, purchase orders are subject to price renegotiations and to changes in quantities or products and delivery schedules caused by changes in customers' requirements. As a result of the foregoing factors, the Company does not believe that backlog at any given time is a meaningful indicator of future sales.

GOVERNMENT CONTRACT MATTERS

         A material portion of the Company's business results from contracts with or for federal government agencies. Government contracts generally provide for the termination or adjustment of material terms of such contracts at the election of the government, and the government may pursue contractual, administrative, civil, and criminal remedies for improper or illegal activities associated with obtaining and performing government contacts. Administrative remedies include the suspension, debarment, or ineligibility of all or part of a company from receiving government contracts and government-approved subcontracts. As is the case with any company that performs material amounts of business with the federal government, any such action by the government could have a material impact upon the Company's business.

----------------
*This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional factors that could affect future performance.

ENVIRONMENTAL COMPLIANCE

         The nature of the business subjects the Company to a variety of federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company has not incurred any material operating expenses nor been required to make any significant capital expenditures to comply with these provisions. Management believes that the Company is not subject to any outstanding issues on past non-compliance, and that the Company is currently in compliance with all known environmental provisions.

RESEARCH AND DEVELOPMENT

         For the fiscal years ending December 31, 1995, 1994, and 1993, the Company's research and development expenses were $213,667, $332,612, and $309,172, respectively. See "Management Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of this topic.

EMPLOYEES

         As of December 31, 1995, the Company had 24 full-time employees, with 15 in technical positions and nine in administrative capacities. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good. The Company's success depends on its ability to hire and retain highly specialized engineers, scientists, and management personnel, and competition for such personnel is intense.

ITEM 2.  PROPERTIES

         In late February 1992, the Company moved its headquarters from Fremont, California, to Sunnyvale, California, to combine all operations at a new site where the Company's semiconductor processing facility was installed. The Company leases 25,000 square feet of space at 919 Hermosa Court, Sunnyvale, California, under a five-year lease (with an option to renew for a two-year period) which commenced February 3, 1992. Payments under the lease total $250,413 per year. The Company believes that its current site is sufficient to house the Company's operations for the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the non-Nasdaq over-the-counter market and, prior to December 17, 1992, had been quoted on the National Association of Securities Dealers Automated Quotation (Nasdaq) System. The Company's Preferred Stock is not publicly traded. The Company's Common Stock commenced trading on December 17, 1992, on the non-Nasdaq Over-the-Counter Bulletin Board. On December 31, 1995, there were 709 holders of record of the Company's Common Stock, 14 holders of record of the Company's Series A Preferred Stock, and 25 holders of record of the Company's Series B Preferred Stock. The following table sets forth the high, low, and closing bid prices for the Company's Common Stock as reported by the National Quotation Bureau of Automatic Data Processing for each quarter of 1995 and 1994. Prices reflect inter-dealer prices, without retail markup or commissions, and do not necessarily represent actual transactions. For the period from December 17, 1992, to July 31, 1994, only bid and ask prices of the Company's Common Stock were available.

--------------------------------------------------------------------------------
                               1995
--------------------------------------------------------------------------------
     Quarter                                            Closing
      Ended       High                  Low               Bid
--------------------------------------------------------------------------------
 Mar. 31        1 - 5/16                11/16              7/8
--------------------------------------------------------------------------------
 June. 30       1 - 5/8                   3/4          1 - 3/8
--------------------------------------------------------------------------------
 Sept. 30       1 - 5/8                   7/8          1 - 1/16
--------------------------------------------------------------------------------
 Dec. 31        1 - 1/4                   1/2             11/16
--------------------------------------------------------------------------------
                               1994
--------------------------------------------------------------------------------
     Quarter                                             Closing
      Ended       High                  Low                Bid
--------------------------------------------------------------------------------
 Mar. 31         1 - 3/8                 11/16          1 - 3/16
--------------------------------------------------------------------------------
 June. 30        1                         5/8              5/8
--------------------------------------------------------------------------------
 Sept. 30        1 - 3/4                   1/2          1 - 1/4
--------------------------------------------------------------------------------
 Dec. 31         1 - 9/16                  5/8             11/16
--------------------------------------------------------------------------------

         No cash dividends on Common Stock have been paid by the Company since its inception. The Company has no plans for payment of cash dividends on Common Stock in the foreseeable future, and intends to retain its earnings, if any, for the development of its business. The Company is required to pay cash dividends on its Series A Preferred Stock issued in 1994, and on its Series B Preferred Stock issued in 1995. Dividends payable on both series of the Preferred Stock on December 31, 1995 were $49,201 and were paid subsequent to year end.


ITEM 6.  SELECTED FINANCIAL DATA

         The following table reflects selected financial data for the five fiscal years ended December 31, 1995. The selected financial data as of and for each of the years in the five-year period ended December 31, 1995, are derived from the audited financial statements of the Company. The financial statements as of December 31, 1995, and for the year then ended, have been audited by Grant
Thornton, LLP, independent accountants, and are included elsewhere in this Report. The balance sheet as of December 31, 1994, and related statements of operations, stockholders' equity, and cash flows for the two years then ended, have been audited by Ernst & Young LLP, and are included elsewhere in this Report. The 1993 balance sheet data, and the 1992 and 1991 selected financial data presented below, were derived from the Company's audited financial statements for those periods, but are not presented elsewhere in this report.
The data set forth below should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                              STATEMENT OF OPERATIONS DATA:
------------------------------------------------------------------------------------------------------------------------------------
                                         1995                 1994                   1993             1992                   1991
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                       $  1,429,625         $  3,060,098         $  6,052,692        $  5,635,697         $  6,958,899
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)
   applicable to
   common shares                      ($2,751,425)         ($1,216,907)        $    146,293           ($786,139)        $    262,408
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)
per common share                           ($0.25)              ($0.12)        $       0.01              ($0.08)        $       0.03
------------------------------------------------------------------------------------------------------------------------------------
Weighted average
shares outstanding                     11,181,541           10,014,163            9,890,553           9,801,598           10,056,027
------------------------------------------------------------------------------------------------------------------------------------



                                                   BALANCE SHEET DATA:
------------------------------------------------------------------------------------------------------------------------------------
                                             1995               1994                1993               1992                 1991
------------------------------------------------------------------------------------------------------------------------------------
Current assets                            $2,929,050          $  661,045          $1,908,681          $1,794,321          $2,565,759
------------------------------------------------------------------------------------------------------------------------------------
Current liabilities                       $  962,314          $  585,769          $  524,393          $1,729,520          $1,102,283
------------------------------------------------------------------------------------------------------------------------------------
Working capital                           $1,966,736          $   75,276          $1,384,288          $   64,801          $1,463,476
------------------------------------------------------------------------------------------------------------------------------------
Total assets                              $3,442,208          $1,289,955          $2,362,679          $2,339,927          $3,206,205
------------------------------------------------------------------------------------------------------------------------------------
Long term debt                                    $0                  $0                  $0                  $0          $  800,000
------------------------------------------------------------------------------------------------------------------------------------
Stockholders'
   equity                                 $2,479,894          $  704,186          $1,838,286          $  610,407          $1,303,922
------------------------------------------------------------------------------------------------------------------------------------


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         1995 COMPARED TO 1994

         Revenues for the year ended December 31, 1995 were $1,429,625, which were $1,630,473 less than revenues of $3,060,098 for the prior year. The decrease in the Company's revenues in 1995 compared to 1994 was due to expiration of the agreement with The Boeing Company on June 30, 1994, which provided $1,600,000 of revenue in 1994, and no additional revenue in 1995.

         The Company recognized revenues of $814,285 under the Air Force Contract in 1995, versus $1,233,829 for the contract in 1994. This revenue accounted for 57% of the Company's revenue in 1995 and 40% in 1994. During 1995, the Company was unable to add significant new contract revenues and, although operating expenses have been reduced, the Company's revenues, results of operations, and financial condition have been materially adversely affected.

         The net loss for the year ended December 31, 1995 was $2,562,230, compared to a net loss of $1,112,507 in 1994. After adjustment for dividends on Preferred Stock of $189,195, the net loss applicable to common shares was $2,751,425 or $0.25 per share as compared with a net loss for the year ended December 31, 1994 of $1,216,907 or $0.12 per share.

         Sales and marketing expenses were $494,804 in 1995, representing an increase of $64,693 or 15% over sales and marketing expenses of $430,111 in 1994. Due to reduced Boeing and Air Force revenues, marketing and advertising of the Company's product diversification efforts continued to expand in 1995 in an attempt to obtain new military contracts and to sell industrial and standard products.

         Research and development costs decreased by $118,945 in 1995 to $213,667 from $332,612 in 1994, a 36% decrease, primarily because of reduced technical costs due to the completion of the transfer of the gallium arsenide semiconductor technology from the Ioffe Physical-Technical Institute during the year. Spending continued on new product development.

         General and administrative expenses increased 9% or $85,048 in 1995 to $1,062,589 from $977,541 in 1994 primarily due to increased personnel costs.

         The Company had interest expense of $18,126 in 1995, compared to interest expense of $895 in 1994, due to short-term financing.

         1995 continued the transition period for the Company, as it moved from research and development of laboratory hardware to application-specific design and testing. The Company continues contacts with a number of contractors as well as Army, Air Force and Navy research laboratories regarding potential R&D contracts. One such application envisions a BASS(TM) product that is appropriately designed and packaged to penetrate foliage or earth. An Army Research Laboratory foliage penetration (FOPEN) contract for $984,000 was signed February 8, 1995, and is scheduled to expire on June 1, 1996. The expiration of this contract will have a material adverse impact on future revenues unless other contracts are signed.

         1994 COMPARED TO 1993

         Revenues for the year ended December 31, 1994 were $3,060,098, which were $2,992,594 less than revenues of $6,052,692 for the prior year. The decrease in the Company's revenues in 1994 compared to 1993 was primarily due to expiration of the agreement with The Boeing Company, completion of the second phase of the contract with the Air Force, and delays in the authorization of funding for an extension of the Air Force contract.

         The Company recognized revenues of $1,600,000 under the Boeing Agreement and $1,233,829 under the Air Force Contract in 1994 versus $3,088,958 and $2,847,225 for the two contracts in 1993, respectively. Such revenues accounted for 93% of the Company's revenue in 1994 and 98% in 1993. The decrease in revenues from such contracts was largely attributable to completion of both the Boeing Agreement and Phase II of the Air Force contract before the end of the third quarter of 1994. During the fourth quarter of 1994, the Company was unable to replace the Boeing and Air Force revenues and, although operating expenses have been reduced, the Company's revenues, results of operations, and financial condition have been materially adversely affected.

         Sales and marketing expenses were $430,111 in 1994, representing an increase of $122,279 or 40% over sales and marketing expenses of $307,832 in 1993. Due to reduced Boeing and Air Force revenues, marketing and advertising of the Company's product diversification efforts expanded in 1994 in an attempt to obtain new military contracts and to sell commercial and standard products.

         Research and development costs increased by $23,440 in 1994 to $332,612 from $309,172 in 1993, an 8% increase, in an effort to both hasten the gallium arsenide semiconductor technology transfer from the Ioffe Physical-Technical Institute and to bring new products to market such as those introduced in late 1993 and throughout 1994.

         General and administrative expenses decreased 17% or $206,591 in 1994 to $977,541 from $1,184,132 in 1993 primarily due to reduced personnel and reduced expenditures for consultants.

         The Company had interest expense of $895 in 1994, compared to interest expense of $95,411 in 1993. The Company retired all long-term debt in 1993 through the issuance of Preferred Stock.

         The net loss for the year ended December 31, 1994 was $1,112,507. After adjustment for dividends on Preferred Stock of $104,400, the net loss applicable to common shares was $1,216,907 or $0.12 per share as compared with net income for the year ended December 31, 1993 of $146,292 or $0.01 per share.

         LIQUIDITY AND CAPITAL RESOURCES

         Working capital at December 31, 1995 was $1,966,736, representing an increase of $1,891,460 from $75,276 at December 31, 1994. This increase was due primarily to net proceeds of $1,121,836 from the sale of the Series B Preferred Stock and net proceeds of $3,320,922 from the sale of Common Stock, offset by the net cash used in operating activities of $2,037,211.

         The Company closed new financings of its Common Stock in the aggregate amount of $1,186,590 from January 1, 1996, through March 22, 1996.

         The Company's growth strategy includes the successful completion of products under development, development of new product applications, and development of marketing strategies. The Company continues its efforts to seek new strategic partner(s) and/or debt or equity investors. There can, however, be no assurances that the Company will be able to successfully obtain financing, or that if completed, the terms of any such financing would be favorable to the Company.

         Accounts receivable increased at December 31, 1995, by $260,418 over year end 1994, while unbilled accounts decreased by $65,762 over the same period for a net increase of $194,656. The large increase in billed accounts receivable reflects increased standard products sales activity during the last fiscal quarter of 1995, offset by the decrease in unbilled accounts receivable due to reduced government contract activity billable which is typically billed in the month following actual contract activity.

         Inventories decreased by $97,765 over 1994 year-end levels due to the completion and shipment of a line-item under the Air Force contract and increased standard product sales.

         Accounts payable increased by $64,834 over 1994 year-end levels also as a result of the increased level of sales activity at the end of 1995.

         Deferred contract revenues increased by $238,704 as a result of overpayments by a customer.

         The Company's current cash position, together with anticipated cash flows from operations and new financing through the issuance of Common Stock, are expected by management to be sufficient to finance the Company's operations through December 31, 1996.* However, if the Company is not successful in replacing the revenue and cash generated by the Boeing Agreement and the United States Air Force contract, the Company, as presently sized, would continue to experience significant operating losses.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         For financial statements and supplementary data, see pages 18 through 32.

ITEM 9.  CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

         On January 19, 1996, the Registrant dismissed the accounting firm of Ernst & Young LLP, which had previously been engaged as the Registrant's independent accountant to audit the Registrant's financial statements. Ernst & Young's reports on the Registrant's financial condition for the fiscal years ended December 31, 1993 and December 31, 1994, did not contain any adverse opinion or disclaimer of opinion, and such reports were not otherwise modified or qualified as to uncertainty, audit scope, or accounting principles, except that Ernst & Young's report on the Registrant's financial condition for the fiscal year ended December 31, 1994, contained an explanatory paragraph with respect to the Company's ability to continue as a going-concern. Furthermore, to the knowledge of current management, during the last two fiscal years and any interim period, the Registrant had no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference to the subject matter of the disagreements in connection with its report(s). The decision to dismiss Ernst & Young was approved by the Registrant's Board of Directors.

         On January 19, 1996, the Registrant retained the accounting firm of Grant Thornton LLP as its principal accountant to audit the Registrant's financial statements in the future.


-------------------
*This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional factors that could affect future performance.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Company's directors required by this item is included under the heading "Election of Directors - Nominees," in the Company's Proxy Statement, which information is incorporated herein by reference.

         Information regarding the Company's executive officers required by this item is included under the heading "Election of Directors - Executive Officers," in the Company's Proxy Statement, which information is incorporated herein by reference.

         Information regarding the filing of reports by insiders under Section 16(a) of the Securities Exchange Act of 1934 is included under the heading "Election of Directors - Compliance with Section 16(a) of the Exchange Act," in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding the Company's remuneration of its executive officers and directors required by this item is included under the heading "Election of Directors - Executive Compensation," "Election of Directors - Board Meetings and Committees," and "Election of Directors - Employee and Director Benefit Plans," in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         Information regarding the security ownership of certain beneficial owners and management required by this item is included under the heading "Election of Directors - Security Ownership of Management," in the Company's Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

a)       1.       FINANCIAL STATEMENTS

                  Reports of Independent Auditors

                  Balance Sheets
                      December 31, 1995 and 1994

                  Statements of Operations
                      Three years ended December 31, 1995

                  Statement of Stockholders' Equity
                      Three years ended December 31, 1995

                  Statements of Cash Flows
                      Three years ended December 31, 1995

                  Notes to Financial Statements

         2.       FINANCIAL STATEMENT SCHEDULES

                  All schedules are omitted  because they are not required,  are
                  not  applicable,   or  the  information  is  included  in  the
                  financial statements or notes thereto.

         3.       EXHIBITS

                     3.0     Amended and Restated  Articles of  Incorporation of
                             the  Registrant,   as  filed  with  the  California
                             Secretary of State, November 28, 1988. (1)

                     3.1 Certificate of Amendment of Amended and Restated Articles of Incorporation of Power Spectra, Inc., as filed with the California Secretary of State, August 30, 1993. (2)

                     3.2 Certificate of Determination of Preferences of Series A Preferred Stock of Power Spectra, Inc., as filed with the California Secretary of State, August 30, 1993. (2)

                     3.3 Certificate of Determination of Preferences of Series B Preferred Stock of Power Spectra, Inc., as filed with the California Secretary of State, January 4, 1995. (8)

                     3.4     By-Laws of Registrant.  (3)

                    10.0 1986 Incentive Stock Option Plan as amended and forms of incentive and non-statutory stock option agreements. (2) (6)

                    10.1     Research   Agreement  between  Registrant  and  The
                             Boeing Company. (4)

                    10.2 Form of Indemnification Agreement, entered into by the Registrant with each of its executive officers and directors. (3)

                    10.3     1989 Director Incentive Stock Plan. (3) (6)

                    10.4     1991 Director Stock Plan. (6)

                    10.5     Director Option Plan. (5) (6)

                    10.6 Power Spectra, Inc. Series A Securities Purchase Agreement, dated April 7, 1993.

                    10.7 Power Spectra, Inc. Series B Securities Purchase Agreement, dated January 13, 1995.

                    11.1     Statements,  RE:  Computation of Per Share Earnings
                             (Loss).

                    13.1 This Form 10-K constitutes the Registrant's 1995 Annual Report to Shareholders.

                    16.1 Letter of Ernst & Young dated January 22, 1996, regarding the disclosure contained in Part II, Item 9, of this report.

                    24.1     Consent of Grant Thornton LLP.

                    24.2     Consent of Ernst & Young LLP.

                    ---------------------
                    (1) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

                    (2) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed September 1, 1989 (No. 33-30855).

                    (3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

                    (4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. Confidential treatment granted as to portions of this agreement.

                    (5) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed on January 21, 1993 (No. 33-57280).

                    (6)      Managerial   contract  or   compensatory   plan  or
                             arrangement in which the Company's directors or officers participate.

                    (7)      Incorporated   by   reference   from   exhibit   to
                             Registrant's current report on Form 8-K filed on January 24, 1996.

                    (3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

b)      REPORTS ON FORM 8-K

        None.

c)      EXHIBITS

        See response to Item 14 a) 3.

d)      FINANCIAL STATEMENT SCHEDULES

        See response to Item 14 a) 2.

                              150 Almaden Boulevard
                                  P.O. Box 6779
                             San Jose, CA 95150-6779
                                  408 275-9000

                                FAX 408 275-0582

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

                                GRANT THORNTON
                                GRANT THORNTON LLP  Accountants and
                                                    Management Consultants

                             The U.S. Member Firm of
                          Grant Thornton International

Board of Directors and Stockholders
Power Spectra, Inc.

We have audited the accompanying balance sheet of Power Spectra, Inc. (a California corporation) as of December 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statment presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Spectra, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




/s/ GRANT THORNTON LLP

San Jose, California
February 29, 1996

                               POWER SPECTRA, INC.

                                 BALANCE SHEETS


                                                    December 31,
                                        ----------------------------
                                            1995          1994
                                        ----------------------------
ASSETS
Current assets:

           Cash and cash equivalents     $2,395,372      $214,693
           Accounts receivable              290,832        30,414
           Unbilled accounts receivable      44,989       110,751
           Inventories                      124,818       222,583
           Other current assets              73,039        82,604
                                        ----------------------------
                   Total current assets   2,929,050       661,045



Equipment and improvements, at cost
           Furniture and fixtures           192,647       192,647
           Equipment                      1,016,094       984,500
           Leasehold improvements            70,487        67,483
                                        ----------------------------
                                          1,279,228     1,244,630


Accumulated depreciation and
           amortization                    (860,049)     (715,758)
                                        ----------------------------
       Net equipment and improvements       419,179       528,872


Patents, less accumulated amortization
           of $47,503 and $40,370 in
           1995 and 1994 respectively        67,904        75,038
Deposits                                     26,075        25,000






                                        ----------------------------
                                         $3,442,208    $1,289,955
                                        ============================



                                                                December 31,
                                                    ----------------------------
                                                        1995          1994
                                                    ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
liabilities:
          Accounts payable                             $202,877      $138,043
          Accrued compensation expense                  178,148       161,191
          Allowance for contract losses                 100,000       100,000
          Deferred contract revenue                     311,320        72,616
          Accrued professional fees                      72,162        59,909

          Preferred stock dividend payable               49,201        26,315
          Other accrued expenses                         48,606        27,695
                                                  ----------------------------
                       Total current liabilities        962,314       585,769


Stockholders' equity
          Preferred stock, no par value; 5,000,000
                   shares authorized; issuable in
                   series
               Series A convertible,  1,500 shares authorized, 799 shares issued
                   and   outstanding   (1994--   1,044   shares    outstanding),
                   liquidation
                   preference of $799,000               674,473       881,289
               Series B convertible, 1,200 shares
                   authorized, 1,153 shares issued
                   and outstanding, liquidation
                   preference of $1,153,000           1,006,536            --
          Common stock, no par value,
               30,000,000 shares authorized;
               13,875,235 shares issued and
               outstanding (1994 - 10,047,550)       11,878,089     8,150,676
          Accumulated deficit                       (11,079,204)   (8,327,779)
                                                    ----------------------------
                       Total stockholders' equity     2,479,894       704,186
                                                    ----------------------------
                                                    $ 3,442,208    $1,289,955
                                                    ============================


See accompanying notes


                               POWER SPECTRA, INC.

                            STATEMENTS OF OPERATIONS



                                                                            Year ended December 31,
                                                                            -----------------------
                                                                  1995                    1994                   1993
                                                          --------------------     ------------------     -----------------
Revenues:
        Product sales                                               $87,877                $82,365               $37,122
        Contract revenue                                          1,341,748              2,977,733             6,015,570
                                                          --------------------     ------------------     -----------------
                     Total revenues                               1,429,625              3,060,098             6,052,692


Costs and expenses
        Cost of revenue                                           2,235,623              2,468,379             4,002,354
        Sales and marketing                                         494,804                430,111               307,832
        Research and development                                    213,667                332,612               309,172
        General and administrative                                1,062,589                977,541             1,184,132
                                                          --------------------     ------------------     -----------------
                Total costs and expenses                          4,006,683              4,208,643             5,803,490
                                                          --------------------     ------------------     -----------------


Income (loss) from operations                                    (2,577,058)            (1,148,545)              249,202

Interest expense                                                    (18,126)                  (895)              (95,411)
Interest income                                                      37,083                 25,611                22,117
Other income (expense)                                               (4,129)                11,322                (3,300)
                                                          --------------------     ------------------     -----------------
Net income (loss)                                               ($2,562,230)           ($1,112,507)             $172,608
                                                          ====================     ==================     =================


Net income (loss) applicable to common shares                   ($2,751,425)           ($1,216,907)             $146,293
                                                          ====================     ==================     =================
Net income (loss) per common share                                   ($0.25)                ($0.12)                $0.01
                                                          ====================     ==================     =================
Number of shares used in share computation                       11,181,541             10,014,163             9,890,553
                                                          ====================     ==================     =================


See accompanying notes



                               Power Spectra, Inc.

                        Statement of Stockholders' Equity

            For the three years in the period ended December 31, 1995


                                                                                                  Preferred Stock
                                                                                     -------------------------------------
                                                            Common Stock                Class A                 Class B
                                                    ---------------------------      -------------           -------------
                                                       Shares        Amount       Shares     Amount      Shares     Amount
                                                    ----------   ------------   ---------  -----------  --------- ------------
Balances at January 1, 1993                          9,821,197    $7,867,572         --          --           --           --
     Common stock issued in payment of services
         at $1.06 to $1.13 per share                    13,706        15,750         --          --           --           --
     Exercise of stock options
         at $0.88 per share                              5,883         5,147         --          --           --           --
     Directors' stock grant
         at $0.88 to $1.38 per share                    68,814        75,000         --          --           --           --
     Common stock issued in conjunction with
         debenture placement at $1.35 per share         38,810        52,200         --          --           --           --
     Warrants to purchase 38,810 shares of common
         stock issued in conjunction with
         debenture placement                                --        52,200         --          --           --           --
     Debentures net of issuance costs of $162,711
         exchanged for preferred stock at
         $1,000.00 per share                                --            --      1,044    $881,289           --           --
     Dividends on preferred stock                           --            --         --          --           --           --
     Net income for the year                                --            --         --          --           --           --
                                                    ----------   ------------   ---------  -----------  --------- ------------
Balances at December 31, 1993                        9,948,410     8,067,869      1,044     881,289           --           --
     Common stock issued in payment of services
         at $0.94 to $1.25 per share                     9,000         9,375         --          --           --           --
     Exercise of stock options
         at $0.88 per share                              3,922         3,432         --          --           --           --
     Directors' stock grant
         at $0.62 to $1.25 per share                    90,924        75,000         --          --           --           --
     Repurchase of common stock
         at $1.06 per share                             (4,706)       (5,000)        --          --           --           --
     Dividends on preferred stock                           --            --         --          --           --           --
     Net loss for the year                                  --            --         --          --           --           --
                                                    ----------   ------------   ---------  -----------  --------- ------------
Balances at December 31, 1994                       10,047,550     8,150,676      1,044     881,289           --           --
     Issuance of 1,153 shares of Series B Preferred
         net of issuance costs of $31,164 and
         finders fees of $115,300 paid in
         common stock at $0.78 per share               147,631       115,300         --          --        1,153   $1,006,536
     Exercise of stock options
         at $0.88 to $1.13 per share                    32,650        28,663         --          --           --           --
     Common stock issued to directors
         for directors' fees                            89,065        84,375         --          --           --           --
     Private placement of common stock at $1.10
         less issuance costs of $407,900             3,358,326     3,292,259         --          --           --           --
     Conversion of 245 shares of Class A
         Preferred to common at $1.22 per share
         net of allocated preferred issuance cost      200,013       206,816       (245)   (206,816)          --           --
     Dividends on preferred stock                           --            --         --          --           --           --
     Net loss for the year                                  --            --         --          --           --           --
                                                    ----------   ------------   ---------  -----------  --------- ------------
Balances at December 31, 1995                       13,875,235   $11,878,089        799    $674,473        1,153   $1,006,536
                                                    ==========   ============   =========  ===========  ========= ============


                               Power Spectra, Inc.

            For the three years in the period ended December 31, 1995


                                                                       Total
                                                    Accumulated    stockholders'
                                                      deficit         equity
                                                   --------------- -------------
Balances at January 1, 1993                          ($7,257,165)      $610,407
     Common stock issued in payment of services
         at $1.06 to $1.13 per share                           --        15,750
     Exercise of stock options
         at $0.88 per share                                    --         5,147
     Directors' stock grant
         at $0.88 to $1.38 per share                           --        75,000
     Common stock issued in conjunction with
         debenture placement at $1.35 per share                --        52,200
     Warrants to purchase 38,810 shares of common
         stock issued in conjunction with
         debenture placement                                   --        52,200
     Debentures net of issuance costs of $162,711
         exchanged for preferred stock at
         $1,000.00 per share                                   --       881,289
     Dividends on preferred stock                          (26,315)     (26,315)
     Net income for the year                               172,608      172,608
                                                     --------------- -----------
Balances at December 31, 1993                           (7,110,872)   1,838,286
     Common stock issued in payment of services
         at $0.94 to $1.25 per share                           --         9,375
     Exercise of stock options
         at $0.88 per share                                    --         3,432
     Directors' stock grant
         at $0.62 to $1.25 per share                           --        75,000
     Repurchase of common stock
         at $1.06 per share                                    --        (5,000)
     Dividends on preferred stock                         (104,400)    (104,400)
     Net loss for the year                              (1,112,507)   1,112,507)
                                                     --------------- -----------
Balances at December 31, 1994                           (8,327,779)     704,186
     Issuance of 1,153 shares of Series B Preferred
         net of issuance costs of $31,164 and
         finders fees of $115,300 paid in
         common stock at $0.78 per share                       --     1,121,836
     Exercise of stock options
         at $0.88 to $1.13 per share                           --        28,663
     Common stock issued to directors
         for directors' fees                                   --        84,375
     Private placement of common stock at $1.10
         less issuance costs of $407,900                       --     3,292,259
     Conversion of 245 shares of Class A
         Preferred to common at $1.22 per share
         net of allocated preferred issuance cost              --            --
     Dividends on preferred stock                         (189,195)    (189,195)
     Net loss for the year                              (2,562,230)  (2,562,230)
                                                     --------------- -----------
Balances at December 31, 1995                         ($11,079,204)  $2,479,894
                                                     =============== ===========



See accompanying notes

                               POWER SPECTRA, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                         1995               1994               1993
                                                                    ----------------    --------------    ---------------
OPERATING ACTIVITIES
Net income (loss)                                                      (2,562,230)      ($1,112,507)          $172,608
Adjustments to  reconcile  net  income  (loss)  to cash  provided  by (used  in)
      operating activities:
           Depreciation and amortization                                  151,425           145,242            168,228
           Common stock issued for services and
                director compensation                                      84,375            84,375             90,750
           Changes in operating assets and liabilities:
                Accounts receivable                                      (260,418)          875,643           (558,631)
                Unbilled accounts receivable                               65,762           (35,834)           546,053
                Inventories                                                97,765          (186,120)            17,687
                Other current assets                                        9,565           (30,631)            62,579
                Accounts payable                                           64,834            49,427           (297,892)
                Accrued expenses                                           73,007            14,206              6,804
                Deferred contract revenue                                 238,704            (2,257)           (14,354)
                Note payable                                                   --                --           (126,000)
                                                                    ----------------    --------------    ---------------
Total adjustments                                                        $525,019           914,051           (104,776)
                                                                    ----------------    --------------    ---------------
Total cash provided by (used in) operating activities                 ($2,037,211)         (198,456)            67,832

INVESTING ACTIVITIES
Equipment and improvements
      Additions                                                           (34,598)         (318,204)           (81,233)
      Disposals                                                                --             3,050                265
Patent costs incurred                                                          --            (5,000)               --
Increase (decrease) in deposits                                            (1,075)              --               4,348
                                                                    ----------------    --------------    ---------------
Total cash used in investing activities                                   (35,673)         (320,154)           (76,620)

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of stock
      issuance costs and repurchases                                    3,320,922            (1,568)             5,147
Proceeds from sale of preferred stock, net of stock
      issuance costs and repurchases                                    1,121,836                --                 --
Dividends on preferred stock                                             (189,195)         (104,400)                --
Proceeds from sale of convertible debentures                                   --                --          1,044,000
Issuance costs of convertible debentures                                       --                --            (58,311)
Repayment of 9% convertible debentures                                         --                --           (800,000)
                                                                    ----------------    --------------    ---------------
Total cash provided by (used in) financing activities                   4,253,563          (105,968)           190,836
                                                                    ----------------    --------------    ---------------
Increase (decrease) in cash and cash equivalents                        2,180,679          (624,578)           182,048
Cash and cash equivalents, beginning of period                            214,693           839,271            657,223
                                                                    ----------------    --------------    ---------------
Cash and cash equivalents, end of period                               $2,395,372          $214,693           $839,271
                                                                    ================    ==============    ===============

Supplemental schedule of noncash financing activities:
      Conversion of convertible debentures to preferred stock                  --                --         $1,044,000
                                                                    ================    ==============    ===============
      Conversion of preferred stock to common stock                      $206,816                --                 --
                                                                    ================    ==============    ===============
      Common stock and warrants issued in connection with
           issuance of preferred stock and debenture financing           $115,300                --           $104,400
                                                                    ================    ==============    ===============
      Accrual of preferred stock dividends                                $49,201           $26,315            $26,315
                                                                    ================    ==============    ===============
      Cash paid during the period for:
           Interest                                                       $18,126              $895            $95,411
                                                                    ================    ==============    ===============
           Income taxes                                                      $800              $800             $1,000
                                                                    ================    ==============    ===============

See accompanying notes

                               Power Spectra, Inc.

                          Notes to Financial Statements

                                December 31, 1995


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company develops, designs, and markets a family of products that use proprietary high speed semiconductor devices which generate extremely rapid, high-power electromagnetic impulses. The primary business of the Company is related to the Bulk Avalanche Semiconductor Switch (BASS(TM)) and PSIristor(TM). These switches have applicability in high-resolution radar, electronic warfare, communications, and industrial applications such as level control, positioning, velocity measurement, and obstacle detection and avoidance. Historically, over 90% of the Company's revenues have come from research and development contracts with U.S. Government agencies. The Company has historically not experienced any significant credit losses.

In preparing financial statements in conformity with generally accepted accounting practices (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates.

The Company accounts for its long-term contracts using the percentage-of-completion method. The Company currently has one long-term contract that is scheduled for completion in the second quarter of 1996. A reserve of $100,000 has been set up to handle any contingencies, which at this time are unknown, related to completion of this contract.

A material portion of the Company's business results from contracts with or for government agencies. There can be no assurances that the Government will continue to fund such contracts or that the Company will prevail and capture such contracts if funded. Additionally, government contracts generally provide for the termination or adjustment of material terms of such contracts at the election of the government, and the government may pursue contractual, administrative, civil, and criminal remedies for improper or illegal activities associated with obtaining and performing government contracts. Administrative remedies include the suspension, debarment, or ineligibility of all or part of a company from receiving government contracts and government-approved subcontracts. As is the case with any company that performs material amounts of business with the federal government, any such action by the government could have a material impact upon the Company's business.

The Company's current cash position, together with anticipated cash flows from operations and new financing through the issuance of Common Stock and Series B Preferred Stock, are expected by management to be sufficient to finance the Company's operations through December 31, 1996. However, if the Company is not successful in replacing the revenue and cash generated by the Boeing Agreement and the United States Air Force contract, the Company, as presently sized, would continue to experience significant operating losses.

                               Power Spectra, Inc.

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

UNBILLED ACCOUNTS RECEIVABLE

Unbilled accounts receivable consists of the following:

                                                                DECEMBER 31
                                                            ------------------
                                                            1995          1994
                                                            ------------------

December 1995 and 1994 charges on cost plus contracts not
         billed until January 1996 and 1995, respectively   $44,989    $110,751
                                                            =======    ========

INVENTORIES

Inventories, which are stated at the lower of cost (first-in, first-out basis) or market, consist of the following:


                                   DECEMBER 31
                                                     ------------------------
                                                     1995                1994
                                                     ------------------------

Work in progress                                     $  12,692      $  97,923
Purchased parts                                        112,126        124,660
                                                     ---------       --------
                                                      $124,818       $222,583
                                                     =========       ========

DEPRECIATION

Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years).


PATENTS

The cost of patents is being amortized over their statutory lives using the straight-line method.

RESEARCH AND DEVELOPMENT CONTRACT REVENUE

Contract revenues are recognized on the percentage-of-completion method based on costs incurred.

EARNINGS (LOSS) PER COMMON SHARE

Net income (loss) per common share is based on the weighted average of common shares outstanding for all periods presented, computed using the net income
(loss) after deducting Series A and Series B Preferred Stock dividends in 1995, and after deducting Series A Preferred Stock dividends in 1994 and 1993. The weighted average number of shares outstanding in 1993 consist of only Common Stock outstanding because the Common Stock equivalents were anti-dilutive. In 1994 and 1995, shares issuable upon exercise of stock options have not been included in the calculation as the effect would be anti-dilutive. The Series A and Series B Preferred Stock are not included as their effects are anti-dilutive on an as-if-converted basis.

                               Power Spectra, Inc.

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company's cash and cash equivalents balance consists of bank demand deposits and money market accounts, none of which has a maturity over three months. The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

401(K) PLAN

The Company  has adopted a defined  contribution  plan under the  provisions  of
Section 401(k) of the Internal Revenue Code covering all employees. Employees may contribute to the plan and Company contributions are determined annually by the Board of Directors. For the year ended December 31, 1995, Company contributions to the plan were $12,457 (1994--$8,785; 1993--$16,630).

2.  CONVERTIBLE DEBENTURES

During the period ended June 30, 1993, the Company completed the placement of $1,044,000 of 8% convertible debentures due September 30, 1998 (the "8% Debentures"). Costs incurred in conjunction with this issue were $162,711, of which $58,311 was cash for services, and the remainder was paid in shares of Common Stock and warrants to purchase Common Stock. The primary use of the proceeds was to retire the Company's $800,000 principal amount 9% Convertible Debentures due September 30, 1993. The Company converted the 8% Debentures into Series A Preferred Stock on September 30, 1993.

3.  SERIES A PREFERRED STOCK

In July 1993, the stockholders approved an amendment to the Company's Articles of Incorporation to create 5,000,000 shares of Preferred Stock, and the Company designated 1,500 shares of the Preferred Stock as Series A. On September 30, 1993, the Company issued 1,044 shares of Series A Preferred Stock of the Company in exchange for all of the outstanding Convertible Debentures at a conversion rate of one share of the Series A Preferred for each One Thousand Dollars ($1,000) principal amount of Debentures. The holders of the Series A Preferred are entitled to receive cumulative dividends at the rate of 10% of the original purchase price of the Series A Preferred per annum, payable on a calendar quarterly basis, in preference to any dividends on the Common Stock.

The Series A Preferred is convertible, at the option of the holder, at any time after the date of issuance, into shares of Common Stock at a conversion price of $1.225. Each share of the Series A Preferred will be automatically converted into Common Stock if at any time the holders of at least sixty-seven percent (67%) of the outstanding Series A Preferred vote to convert all such Preferred into Common Stock.

The Series A Preferred is now subject to redemption at the option of the Company. In the event that the Company redeems the Series A Preferred on or before April 7, 1998, the redemption price will be equal to 106% of the original purchase price of the Series A Preferred ($1,000), plus accumulated but unpaid dividends to the date of redemption; thereafter, the redemption price shall be equal to the original price of the Series A Preferred plus accumulated but unpaid dividends to the date of redemption.

Each holder of the Series A Preferred has the right to vote that number of shares equal to the number of shares of Common Stock issuable upon conversion of such holder's Series A Preferred. The Series A Preferred shall vote with the Common Stock on all matters, except as may be required under applicable law and as follows. The Company is precluded, without first obtaining the approval of a majority of the outstanding shares of the Series A Preferred, voting as a separate class, from (1) engaging in any merger, consolidation, sale of

                               Power Spectra, Inc.

3.  SERIES A PREFERRED STOCK (CONTINUED)

substantially all of its assets, or other reorganization in which the holders of Series A Preferred would not receive their full liquidation preference; (2) declaring any dividends on the Common Stock (except dividends payable solely in Common Stock) while any Series A Preferred is outstanding; (3) authorizing or issuing shares of any class or series having rights, preferences, or privileges senior to the Series A Preferred with respect to dividends, liquidation, or redemption, or issuing any convertible debt instruments or debt instruments together with warrants which if converted or exercised would have a preference or priority as to dividends, liquidation, or redemption senior to the Series A Preferred; (4) amending the rights, preferences, privileges, or restrictions of the Series A Preferred; or (5) reclassifying any shares of Common Stock or any other shares of capital stock into shares having any preference or priority as to dividends, liquidation, or redemption superior to the Series A Preferred.

In the event of any liquidation or winding up of the Company, the holders of the Series A Preferred are entitled to receive, in preference to the holders of Common Stock, an amount equal to the original purchase price per share ($1,000) of the Series A Preferred plus accumulated but unpaid dividends.

On December 31, 1995, 245 shares of the Series A Preferred Stock were converted into 200,013 shares of Common Stock.

4.  SERIES B PREFERRED STOCK

In September 1994, the Company designated 1,200 shares of the Preferred Stock as Series B. The Company closed new financings of its Series B Preferred Stock in the aggregate amount of $1,153,000 (1,153 shares) in 1995. Costs incurred in conjunction with the Series B issuance totaled $146,464, of which $31,164 was paid in cash for services, and the remainder, $115,300, was paid in shares of the Company's Common Stock at the Series B conversion price of $0.781 per share. All holders of the Series B Preferred are entitled to receive cumulative dividends at the rate of 10% of the original purchase price of the Series B Preferred per annum, payable on a calendar quarterly basis, after any dividend payments required to be made to the Series A Preferred Stock, and in preference to any dividends on the Common Stock.

The Series B Preferred is convertible, at the option of the holder, at any time after the date of issuance, into shares of Common Stock at a conversion price of $0.781 per share. Each share of the Series B Preferred will be automatically converted into Common Stock if at any time the holders of at least sixty-seven percent (67%) of the outstanding Series B Preferred approve the conversion.

The Series B Preferred will be subject to redemption at the option of the Company at any time on or after January 13, 1997. In the event that the Company redeems the Series B Preferred on or after January 13, 1997, but not after January 13, 2000, the redemption price will be equal to 106% of the original purchase price of the Series B Preferred ($1,000), plus accumulated but unpaid dividends to the date of redemption; thereafter, the redemption price shall be equal to the original price of the Series B Preferred plus accumulated but unpaid dividends to the date of redemption.

Each holder of the Series B Preferred has the right to vote that number of shares equal to the number of shares of Common Stock issuable upon conversion. The Series B Preferred Stockholders are entitled to vote with the holders of the Series A Preferred Stock and holders of Common Stock together as a single class on all matters, except as may be required under applicable law and as follows. The Company is precluded, without first obtaining the approval of a majority of the outstanding shares of the Series B Preferred, voting as a separate class, from (1) engaging in any merger, consolidation, sale of substantially all of its assets, or other reorganization in which the holders of Series B Preferred would not receive their full liquidation preference; (2) declaring any dividends on the Common Stock (except dividends payable solely in Common Stock) while any

                               Power Spectra, Inc.

4.  SERIES B PREFERRED STOCK (CONTINUED)

Series B Preferred is outstanding; (3) authorizing or issuing shares of any class or series having rights, preferences, or privileges senior to the Series B Preferred with respect to dividends, liquidation, or redemption, or issuing any convertible debt instruments or debt instruments together with warrants which if converted or exercised would have a preference or priority as to dividends, liquidation, or redemption senior to the Series B Preferred; (4) amending or repealing any provision of, or adding any provision to, the Company's articles of incorporation or by-laws if such action would alter or change the preferences, rights, privileges, or powers of, or the restrictions provided for the benefit of, the Series B Preferred materially and adversely; or (5) reclassifying any shares of Common Stock or any other shares of capital stock into shares having any preference or priority as to dividends, liquidation preference, or redemption rights superior to any such preference or priority of the Series B Preferred.

In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred are entitled to receive, in preference to the holders of Common Stock but subject to the rights of the Series A Preferred Stock on liquidation, an amount equal to the original purchase price per share ($1,000) of the Series B Preferred plus accumulated but unpaid dividends.

5.  TAXES ON INCOME

A reconciliation between the Company's effective tax rate and the United States ("U. S.") statutory rate (34%) is as follows:

                                         Year ended December 31,
                               -----------------------------------------
                                 1995             1994            1993
                                --------        -------         -------
Tax (benefit) at U. S.
     statutory rate            ($871,158)     ($378,252)        $58,687
Operating losses,
     not utilized (utilized)     871,158        378,252         (58,687)
                                --------        -------         -------
Provision for income taxes      $   --         $    --          $   --
                                ========        ========        =======

At December 31, 1995, the Company has net loss operating carryforwards for federal and state income tax purposes of approximately $9,800,000 and $3,300,000, respectively. The Company also has research and development credit carryforwards for federal tax purposes of approximately $132,000. The net operating loss and credit carryforwards expire in varying amounts through the year 2009.

Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss and research and development credit carryforwards may be substantially limited if a cumulative change in ownership of more than 50% of the value of the Company's stock occurs within any three-year period.

                               Power Spectra, Inc.

5.  TAXES ON INCOME (CONTINUED)

Significant  components of the Company's deferred tax assets and liabilities for
U. S. federal and state income taxes are as follows:

                                                         December 31,
                                             -----------------------------------
                                                    1995                1994
                                              ------------         -----------
Deferred tax assets:
   Reserves not deductible for tax purposes       $120,724             $109,265
   Book and tax depreciation and
        amortization differences                    (7,094)              20,769
   Net operating loss carryforwards              3,647,742            2,655,228
   Tax credit carryforwards                        144,790              144,790
   State taxes                                    (115,106)             (66,540)
                                              ------------         -----------
Total deferred tax assets                        3,791,056            2,863,512
   Valuation allowance                          (3,791,056)          (2,863,512)
                                              ------------         ------------
Net deferred tax assets                       $       --            $       --
                                              =============        ============

The valuation allowance increased by $927,544 and $388,848 in 1995 and 1994, respectively.

6.  COMMON STOCK

In August 1995 the Company initiated a private placement of its Common Stock with a maximum gross proceeds to be raised from the offering of $6,000,000. The placement currently is scheduled to close at March 31, 1996. Gross proceeds raised through December 31, 1995 were $3,694,160 and proceeds through March 22, 1996 are $4,880,750.

The Company issued units in lieu of single shares of Common Stock. Each unit consists of one share of Common Stock and one Common Stock Purchase Warrant (the "Units"). Each Warrant entitles the holder to purchase one-half of a share of Common Stock and is exercisable for ten years from the date of original issuance of the Warrants at the initial closing of the Private Placement ( the "Original Issuance Date"), subject to two vesting conditions described below. Two Warrants are required to purchase one share. The Units are offered to accredited investors only and are offered at $1.10 per Unit (the "Unit Offering Price"). There was no minimum offering amount.

The Warrants, which are issued as a component of the Units, are exercisable only under the following circumstances and only to the following extent:

         (i) 50% of the total number of Warrants held by the investor will become exercisable if, within three years of the Original Issuance Date, the Company issues Common Stock or securities convertible into Common Stock at a price below the Unit Offering Price. The exercise price of such Warrants vested in accordance with this paragraph (i) will be equal to the price offered to the investors in the subsequent financing.

         (ii) 50% of the total number of Warrants held by the investor will become exercisable if, within two years of the Original Issuance Date, the Company's Common Stock is not quoted on the NASDAQ SmallCap Market (or, at the Company's sole discretion, the NASDAQ National Market). The exercise price of such Warrants vested in accordance with this paragraph (ii) will be equal to the Unit Offering Price.

                               Power Spectra, Inc.

6.  COMMON STOCK (CONTINUED)

The Company has further agreed that, for three years from the Original Issuance Date, it will not grant any stock options under its existing or future Stock Option Plans at an exercise price less than 110% of the Unit Offering Price. This plan provision may only be amended or rescinded by the approval of the outstanding shareholders.

The Company has reserved 652,299 shares of Common Stock for the conversion of the Series A Preferred Stock, and 1,476,313 shares of Common Stock for the conversion of the Series B Preferred Stock. Under several stock option plans, the Company has granted options to key employees, consultants, and directors to acquire shares of the Company's Common Stock at prices that are generally equal to fair value at the date of grant. Options generally vest over five years (three years for grants prior to January 1, 1991) and expire if not exercised within ten years of the date of grant. At December 31, 1995, 1,407,972 shares of Common Stock were reserved for the issuance of shares under the Company's stock option plans.

During 1995 the Company reserved a total of 200,000 additional shares of Common Stock under the 1991 Director Stock Plan. The Director Option Plan provides for the granting of options to directors to acquire shares of the Company's Common Stock at prices equal to fair value at the date of grant. These options are fully exercisable upon grant and expire if not exercised within ten years from the date of grant. The Company issued 89,065 shares under the Director Plan during 1995 (1994 -- 90,924 shares; 1993 -- 68,814 shares) and granted options to acquire 70,000 stock shares of Common Stock under the Director Option Plan in 1995 at $1.16 per share (1994 -- granted options to acquire 60,000 shares of Common Stock at $1.13 per share; 1993 -- granted options to acquire 60,000 shares of Common Stock at $1.38 per share).

In 1993, the Company had reserved a total of 50,000 shares of Common Stock to issue under the Advisory Board Stock Program. The terms of the Advisory Board Stock Program are similar to those of the 1991 Director Stock Plan except that advisory board members are awarded 1,000 shares per meeting attended. The Company issued 4,000 shares of Common Stock under the Advisory Board Stock Program in 1995 at $0.88 per share. (1994 -- issued 9,000 shares of Common Stock at $0.94 to $1.25 per share; 1993 -- issued 4,000 shares of Common Stock at $1.13 per share).

Stock option activity for the three years ended December 31, 1995 is summarized as follows.

                                       OPTION PRICES           NUMBER OF SHARES
                                   --------------------       -----------------

Outstanding at December 31, 1992        $0.88 to $4.06             1,123,346
               Exercised                $0.88                         (5,883)
               Forfeited                $0.88 to $3.75              (150,695)
               Granted                  $0.84 to $1.44               188,750
                                                               ----------------
Outstanding at December 31, 1993        $0.84 to $4.06             1,155,518
               Exercised                $0.88                         (3,922)
               Forfeited                $0.69 to $3.44               (34,000)
               Granted                  $0.69 to $1.13               210,500
                                                               ----------------
Outstanding at December 31, 1994        $0.84 to $4.06             1,328,096
               Exercised                $0.88 to $1.13               (28,650)
               Forfeited                $0.84 to $3.44              (211,247)
               Granted                  $0.94 to $1.31               319,773
                                                               ----------------
Outstanding at December 31, 1995        $0.84 to $4.06             1,407,972
                                                               ================
Exercisable at December 31, 1995        $0.84 to $4.06             1,062,146

                               Power Spectra, Inc.

6.  COMMON STOCK (CONTINUED)

During 1989 and 1991, the Company reserved 30,000 shares and 100,000 shares, respectively, of Common Stock for issuance to certain non-employee directors under the 1989 and 1991 Director Incentive Stock Plan (Director Plan). Directors must meet certain eligibility requirements for stock awards under the Director
Plan. All stock awards are fully vested at the time of grant and are for services rendered to the Company. The number of shares issued is calculated upon a fixed dollar amount and the share price at the date of record.

In connection with the issuance of the 8% convertible debentures in 1993, the Company issued for services rendered warrants to acquire 38,810 shares of Common Stock at $1.345 per share. The warrants are fully exercisable and expire December 14, 1996.

Common shares issued for services have been recorded at amounts that approximate the fair value of the shares at time of issuance.

7.  DEVELOPMENT AND MARKETING AGREEMENT

In 1991, the Company received from The Boeing Company ("Boeing") $1.8 million for equipment and the construction of a clean room laboratory. In connection with the expiration of the agreement with Boeing in 1994, Boeing agreed to allow the Company continued use of these assets at no cost. Accordingly, these assets are considered to be on loan from Boeing and have not been recorded in the accompanying balance sheets. On an annual basis, Boeing will review the Company's continued use of these assets and such assets may either be returned to Boeing or purchased, at the Company's option, for an amount to be negotiated. In connection with the construction of the clean room laboratory, the Company entered into an agreement to rent office and manufacturing space in a building owned by Boeing for $20,868 per month until February 1997.

In connection with an agreement with Boeing for the development of the Company's Bulk Avalanche Semiconductor Switch (BASS) device, the Company recognized $1.6 million in revenue in 1994 (1993 -- $3.1 million). This agreement expired June 30, 1994.

8.  OPERATING LEASES

The Company has entered into operating leases for facilities and equipment. The future minimum payments under these leases are as follows:

            1996                               $258,549
            1997                                 29,001
            1998                                  4,745
                                               --------
            Total minimum payments             $292,295
                                               ========

For the year ended December 31, 1995, rent expense was $250,413 (1994 -- $250,416; 1993 -- $244,340).

                               Power Spectra, Inc.


9.  VALUATION AND QUALIFYING ACCOUNTS

The following are the valuation and qualifying accounts for deferred tax assets for December 1993, 1994, and 1995.

                                    ADDITIONS
                                             --------------------------------------------
                                                                       CHARGED
                                      BALANCE AT     CHARGED TO        TO OTHER                         BALANCE
                                      BEGINNING      COSTS AND         ACCOUNTS-        DEDUCTIONS-     AT END
                                      OF PERIOD      EXPENSES          DESCRIBE         DESCRIBE        OF PERIOD
                                      ---------      -------          ----------        ----------      ----------

Year ended December 31, 1995
    Valuation allowance on
        deferred tax assets           $2,864           $927            $      --         $      --        $3,791


Year ended December 31, 1994
    Valuation allowance on
        deferred tax assets           $2,475           $389            $      --         $      --        $2,864


Year ended December 31, 1993
    Valuation allowance on
        deferred tax assets           $2,609          ($134)           $      --         $      --        $2,475


10.  NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 requires companies to account for stock-based compensation under either the fair-value method, as defined, or continue the accounting prescribed by Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under SFAS 123, companies that elect to continue using APB 25 are required to present pro forma net earnings and earnings per share as if the fair-value based method of SFAS 123 was used. The Company intends to continue accounting for stock-based compensation as prescribed by APB 25 and present the disclosure requirements of SFAS 123 in 1996. The only affect of adopting SFAS 123 will be the new disclosure requirements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th Day of March, 1996.


                               POWER SPECTRA, INC.


                                          By:           /s/Michael I. Gamble
                                                   -----------------------------
                                                   Michael I. Gamble
                          President, Executive Officer


                                          By:           /s/Edward J. Lamb
                                                   -----------------------------
                                                   Edward J. Lamb
                          Controller, Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated:  March 28, 1996                   /s/Gordon H. Smith
                                ---------------------------------------
                                Gordon H. Smith, Chairman of the Board

Dated:  March 28, 1996                   /s/John Hewitt, Jr.
                                ----------------------------------------
                                John Hewitt, Jr., Director

Dated:  March 28, 1996                   /s/Richard A. Williams
                                -----------------------------------
                                Richard A. Williams, Director

Dated:  March 28, 1996                   /s/James A. Glaze
                                ----------------------------------
                                James A. Glaze, Director

Dated:  March 28, 1996                   /s/John W. Pauly
                                ------------------------------
                                John W. Pauly, Director

Dated:  March 28, 1996                   /s/Drury J. Gallagher
                                ---------------------------------------
                                Drury J. Gallagher, Director

Dated:  March 28, 1996                   /s/Gene J. Kennedy
                                ---------------------------------------
                                Gene J. Kennedy, Director

Dated:  March 28, 1996                   /s/Michael I. Gamble
                                ---------------------------------------
                                Michael I. Gamble
                                President, Chief Executive Officer and Director Principal Executive Officer

Dated:  March 28, 1996                   /s/Edward J. Lamb
                                ------------------------------
                                Edward J. Lamb
                                Controller, Chief Financial Officer
                                Principal Financial and Accounting Officer


                                INDEX TO EXHIBITS


Exhibit                                                                               Sequentially
Number                                  Exhibit                                      Numbered Page
-------                                 -------                                      --------------
    3.0(1)        Amended and Restated Articles of Incorporation of the                        --
                  Registrant, as filed with the California Secretary of State,
                  November 28, 1988

    3.1(2)        Certificate of Amendment of Amended and Restated                             --
                  Articles of Incorporation of Power Spectra, Inc., as
                  filed with the California Secretary of State, August 30, 1993

    3.2(2)        Certificate of Determination of Preferences of Series A                      --
                  Preferred Stock of Power Spectra, Inc., as filed with the
                  California Secretary of State, August 30, 1993.

    3.3(9)        Certificate of Determination of Preferences of Series B                      --
                  Preferred Stock of Power Spectra, Inc., as filed with the
                  California Secretary of State, January 4, 1995.

    3.4(3)        By-Laws of Registrant                                                        --

  10.0(4)(7)      1986 Incentive Stock Option Plan as amended and                              --
                  forms of incentive and non-statutory stock option
                  agreements

  10.1(5)         Research Agreement between Registrant and The                                --
                  Boeing Company

  10.2(3)         Form of Indemnification Agreement, entered into by the                       --
                  Registrant with each of its executive officers and directors.

  10.3(3)(7)      1989 Director Incentive Stock Plan                                           --

  10.4(7)         1991 Director Stock Plan as amended                                          37

  10.5(6)(7)      Director Option Plan                                                         --

  10.6(2)         Power Spectra, Inc. Series A Securities Purchase Agreement,                  --
                  dated April 7, 1993

  10.7            Power Spectra, Inc. Series B Securities Purchase Agreement,                  --
                  dated January 13, 1995

  11.1            Computation of Per Share Earnings (Loss)                                     42

  13.1            This Form 10-K constitutes the Registrant's 1995                             --
                  Annual Report to Shareholders

  16.1(8)         Letter of Ernst & Young dated January 22, 1996, regarding the                --
                  disclosure contained in Part II, Item 9, of this report.

  24.1            Consent of Grant Thornton LLP                                                43

  24.2            Consent of Ernst & Young LLP                                                 44




-----------------------------

(1) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

(2) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(3) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(4) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 filed on September 1, 1989 (No. 33-30855)

(5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. Confidential treatment granted as to portions of the agreement.

(6) Incorporated by reference from Registrant's Registration Statement on Form S-8 filed on January 21, 1993 (No. 33-57280)

(7) Managerial contract or compensatory plan or arrangement in which the Company's directors or officers participate.

(8) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(9) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
