Form 10-Q
period 1996-03-31
POWER SPECTRA INC /CA/
filed 1996-05-14
CIK 777527

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996


                                       or

    [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________________ to _____________________

                         Commission file number 0-16672

                               Power Spectra, Inc.
             (Exact Name of Registrant as Specified in its Charter)

          California                                   94-2687782
- -------------------------------------         ----------------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)

       919  Hermosa Court
         Sunnyvale, CA                                 94086-4103
- -------------------------------------         ----------------------------
(Address of principal executive offices)               (Zip Code)

                                 (408) 737-7977
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                  No
                               -----                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practicable date.

                                                        Outstanding at
                     Class                              March 31, 1996
          ----------------------------            ------------------------
            Shares of Common                                15,990,096
            Stock, no par value


                                                 TABLE OF CONTENTS
                                               10-Q, March 31, 1996

                                                                                                   PAGE

PART I    FINANCIAL INFORMATION:

         Item 1 -- Financial Statements -- Unaudited

                    Balance Sheets as of March 31, 1996
                    and December 31, 1995                                                             3

                    Statements of Operations for the three months ended
                    March 31, 1996 and 1995                                                           4

                    Statements of Cash Flows for the three months ended
                    March 31, 1996 and 1995                                                           5

                    Notes to Financial Statements                                                     6



         Item 2 -- Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                     8


PART II   OTHER INFORMATION:

         Item 6 -- Exhibits and Reports on Form 8-K                                                  10

         SIGNATURES                                                                                  11

         Exhibit Index                                                                               12

         Exhibit 27  Financial Data Schedule                                                         13



PART I.  FINANCIAL INFORMATION
Power Spectra, Inc.
Item 1:  Financial Statements

                                 Balance Sheets
                                 (In thousands)
                                                                                  March 31,                December 31,
                                                                                    1996                       1995
                                                                                (Unaudited)                   (Note)
                                                                               -------------------         ------------------
Assets:
- -----------
            Current Assets:
                       Cash and cash equivalents                                      $  3,832                   $  2,395
                       Accounts receivable                                                 126                        291
                       Unbilled receivables                                                 53                         45
                       Inventories, principally purchased parts                            151                        125
                       Other current assets                                                 27                         73
                                                                              -------------------         ------------------
               Total current assets                                                      4,189                      2,929
            Equipment, furniture and
                       leasehold improvements                                            1,316                      1,279
               Less, accumulated depreciation                                             (897)                      (860)
                                                                              -------------------         ------------------
            Net fixed assets                                                               419                        419

            Patents, net of amortization                                                    91                         68
            Other assets                                                                    31                         26
                                                                              -------------------         ------------------
Total Assets                                                                            $4,730                     $3,442
                                                                              ===================         ==================

Liabilities and Stockholders' Equity:
- ------------------------------------------------
            Current Liabilities:
                       Accounts payable                                               $    111                   $    203
                       Accrued compensation expense                                        150                        178
                       Deferred contract revenue                                           311                        311
                       Allowance for contract losses                                       100                        100
                       Accrued professional fees                                            69                         72
                       Financing costs payable                                             246                         20
                       Preferred stock dividend payable                                     50                         49
                       Other current liabilities                                            29                         29
                                                                              -------------------         ------------------
            Total current liabilities                                                    1,066                        962

Stockholders' Equity:
                       Preferred stock                                                   1,681                      1,681
                       Common stock                                                     13,960                     11,878
                       Accumulated deficit                                             (11,977)                   (11,079)
                                                                              -------------------         ------------------
            Total stockholders' equity                                                   3,664                      2,480
                                                                              -------------------         ------------------
Total Liabilities and Stockholders'
            Equity                                                                      $4,730                     $3,442
                                                                              ===================         ==================

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to financial statements.


Power Spectra, Inc.
Item 1:  Financial Statements

                                                Statements of Operations
                                         (In thousands, except per share data)

                                                                                Three Months Ended
                                                                       --------------------------------------------
                                                                          March 31,                  March 31,
                                                                             1996                       1995
                                                                         (Unaudited)                (Unaudited)
                                                                       ------------------        -------------------
Revenue                                                                          $ 172                      $ 467

Costs and expenses:
        Cost of revenue                                                            580                        588
        Sales and marketing                                                        102                         98
        Research and development                                                    88                         35
        General and administrative                                                 269                        250
                                                                       ------------------        -------------------
Total operating costs                                                            1,040                        971
                                                                       ------------------        -------------------
Operating income (loss)                                                           (868)                      (504)
Other income (expenses)                                                             20                         (2)
                                                                       ------------------        -------------------
Income (loss) before income taxes                                                 (848)                      (506)
Provision for income taxes                                                           1                          1
                                                                       ------------------        -------------------
Net income (loss)                                                               ($ 849)                    ($ 505)
                                                                       ==================        ===================

Net income (loss) applicable to common shares                                   ($ 898)                    ($ 540)
                                                                       ==================        ===================
Net income (loss) per common share                                              ($0.06)                    ($0.05)
                                                                       ==================        ===================

See notes to financial statements.


Power Spectra, Inc.
Item 1:  Financial Statements

                            Statements of Cash Flows
                                 (In thousands)

                                                                                        Three Months Ended
                                                                                  March 31,                 March 31,
                                                                                     1996                      1995
                                                                                (Unaudited)                (Unaudited)
                                                                              ------------------        ------------------
Cash flows from operating activities:
        Net income (loss)                                                               ($849)                    ($505)
        Adjustments to reconcile net income (loss)
             to cash provided by (used in) operating activities:
             Depreciation and amortization                                                 34                        40
             Common stock issued for services                                              25                        13
             Changes in assets and liabilities:
                   Accounts receivable                                                    165                       (40)
                   Unbilled receivables                                                    (8)                     (298)
                   Inventories                                                            (26)                       69
                   Other current assets                                                    46                        47
                   Accounts payable                                                       (92)                       (8)
                   Accrued compensation expense                                           (28)                       14
                   Other current liabilities                                              224                         2
                                                                              ------------------        ------------------
             Net cash provided by (used in) operating activities                         (509)                     (666)
Cash flows from investing activities:
        Furniture and equipment additions and disposals, net                              (32)                       (5)
        Patents additions                                                                 (25)                      --
        Increase in other assets                                                           (5)                      (19)
                                                                              ------------------        ------------------
        Net cash used in investing activities                                             (62)                      (24)
Cash flows from financing activities:
        Preferred stock dividend                                                          (49)                      (26)
        Proceeds from sale of common stock                                              2,057                       --
        Proceeds from sale of preferred stock                                              --                       663
                                                                              ------------------        ------------------
        Net cash provided by (used in) financing activities                             2,008                       637
                                                                              ------------------        ------------------
Net increase (decrease) in cash and cash equivalents                                    1,437                       (53)
Cash and cash equivalents, beginning of period                                          2,395                       215
                                                                              ------------------        ------------------
Cash and cash equivalents, end of period                                               $3,832                      $162
                                                                              ==================        ==================
Supplemental schedule of cash flow information: Cash paid during the period for:
             Interest                                                                  $    1                    $    1
                                                                              ==================        ==================
                    Income taxes                                                       $    1                    $    1
                                                                              ==================        ==================

See notes to financial statements.

                                       5

                               Power Spectra, Inc.
                          Notes to Financial Statements
                                 March 31, 1996

1.  Basis for Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Per Share Data

         Per share information for the quarter ended March 31, 1996, is computed based on the net loss after deducting Series A and Series B preferred stock dividends in 1996. The weighted average number of shares outstanding consists solely of common stock. The effect of common stock equivalents which would arise from the exercise of common stock options outstanding (using the treasury stock method) and the conversion of Series A and Series B preferred stock have not been included for the quarter ended March 31, 1996, as their effect is anti-dilutive. The weighted average number of shares outstanding at March 31, 1996 is 14,147,684.

         Per share information for the quarter ended March 31, 1995, is computed based on the net loss after deducting Series A and Series B preferred stock dividends in 1995. The weighted average number of shares outstanding consists solely of common stock. The effect of common stock equivalents which would arise from the exercise of common stock options outstanding (using the treasury stock method) and the conversion of Series A and Series B preferred stock have not been included for the quarter ended March 31, 1995, as their effect is anti-dilutive. The weighted average number of shares outstanding at March 31, 1995 was 10,061,220.

3.  Common Stock

         In August 1995 the Company initiated a private placement of its common stock with a maximum gross proceeds to be raised from the offering of $6,000,000. The placement closed at March 29, 1996. Gross proceeds raised through December 31, 1995 were $3,694,000, and gross proceeds through March 31, 1996 were $5,960,000.

         The Company issued units in lieu of single shares of common stock. Each unit consists of one share of common stock and one common stock purchase warrant (the "units"). Each warrant entitles the holder to purchase one-half of a share of common stock and is exercisable for ten years from the date of original issuance of the warrants at the initial closing of the private placement ( the "original issuance date"), subject to two vesting conditions described below. Two warrants are required to purchase one share. The units were offered to accredited investors only and were offered at $1.10 per unit (the "unit offering price"). There was no minimum offering amount.

                               Power Spectra, Inc.
                    Notes to Financial Statements (Continued)
                                 March 31, 1996

         The warrants, which were issued as a component of the units, are exercisable only under the following circumstances and only to the following extent:

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

Power Spectra, Inc.
Item 2:
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Except for historical information contained herein, this Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties, including those discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, that could cause actual results to differ materially from those projected or discussed. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes on obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations:

         Revenue for the first quarter ended March 31, 1996, was $172,000, compared to $467,000 for the same period ended March 31, 1995, a decrease of $295,000. Revenues from the Company's contract with the Air Force in 1996 decreased by $224,000 for the first quarter of the year, over the same period of 1995. Revenues from other contracts and products decreased on a period-to-period comparison by $73,000.

         The 1996 first quarter net loss was $849,000, an increase of $344,000 over the net loss of $505,000 recorded in the 1995 first quarter. This increased loss was due primarily to the decrease in revenue under the Air Force contract during the period.

         The cost of revenues decreased by $8,000 for the first quarter of 1996 over the same period in 1995 due to decreased sales volume. Although the cost of revenues decreased, overhead costs could not be decreased proportionately without the loss of essential skills, expertise, and capabilities required for effective and efficient operations as the Company continues its transition from research and development of laboratory hardware to application specific design and testing. Sales and marketing increased by $4,000 for the first quarter, compared to the same period in 1995, due primarily to continued expansion of the Company's marketing efforts to meet changing marketing conditions. Reflecting a renewed emphasis on research and development, research and development expense increased by $53,000 for the first three months of 1996 compared to the same period in 1995, as consultants and outside services were increasingly used to provide essential services and expertise in Company sponsored research and development efforts. General and administrative expenses increased by $19,000 for the 1996 first quarter due to increased personnel costs compared to the same period in 1995.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)


Liquidity and Capital Resources:

         During the 1996 first quarter, cash and cash equivalents increased by $1,437,000 due to the private placement of the Company's common stock, partially offset by the net loss from operations. Accounts receivable decreased by $165,000 as a result of decreased revenues under the Air Force Contract.
Unbilled receivables increased by $8,000 as progress billings were withheld pending approval of new government overhead billing rates. Inventories increased by 21% or $26,000 from December 31, 1995, in preparation for anticipated increased industrial activity. Other current assets decreased by $46,000, primarily due to the expiration of prepaid insurance and rent during the period.

         Accounts payable decreased 45% from December 31, 1995, to $111,000 at March 31, 1996, due primarily to the timing of vendor payments. The accrued compensation expense balance decreased $28,000, a 16% decrease over the balance at December 31, 1995, primarily due to the timing of payroll expenditures. The $224,000 increase in other current liabilities was due to financing costs payable of $226,000 as a result of the private placement of $2,266,000 of common stock in the first quarter of 1996.

         Backlog at March 31, 1996, was $690,000, of which 88% is made up of the Air Force contract. The Air Force contract is currently scheduled to expire on June 1, 1996.

Factors Affecting Future Results:

         The Company's current cash position, together with anticipated cash flows from operations, is expected by management to be sufficient to finance the Company's operations through December 31, 1996. However, if the Company is not successful in replacing the revenue and cash generated by the United States Air Force contract, the Company, as presently sized, would continue to experience significant operating losses and significant negative cash flow, and would be required to significantly reduce its operations.

         The Company's growth strategy includes the successful completion of products under development, development of new product applications, and development of marketing strategies.

         The Company must continue to seek and obtain other sources of revenue to continue operations. The Company continues its efforts to seek new strategic partners or joint ventures. There can, however, be no assurances that the Company will be able to successfully enter into suitable partnership or joint venture arrangements, or that such arrangements would prove to be beneficial for the Company and its shareholders.

Part II  OTHER INFORMATION


                               Power Spectra, Inc.
                                 March 31, 1996


Item 6            Exhibits and Reports on Form 8-K
- ------            --------------------------------

                  a.      Exhibits

                          27.1  Financial Data Schedule

                  b. Reports on Form 8-K during the quarter ended March 31, 1996 - None

                               Power Spectra, Inc.
                                 March 31, 1996



                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Power Spectra, Inc.


Dated:  May 14, 1996    By:         /s/Edward J. Lamb
                            ------------------------------------
                                  Edward J. Lamb
                                  Controller, Chief Financial Officer, Secretary Principal Accounting and Finance Officer)

                                  Exhibit Index



Exhibit
   No.                                      Description

   27.1                                     Financial Data Schedule