Form 10-Q
period 1996-06-30
POWER SPECTRA INC /CA/
filed 1996-08-14
CIK 777527

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark one)
  [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996

                                       or

  [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________________ to _____________________

                         Commission file number 0-16672

                               Power Spectra, Inc.
             (Exact Name of Registrant as Specified in its Charter)

         California                                      94-2687782
- -------------------------------                      -------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

         919  Hermosa Court
            Sunnyvale, CA                                 94086-4103
- ----------------------------------------                  ----------
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

             Yes   X                                     No
                 -----                                      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practicable date.

                                                      Outstanding at
                  Class                               June 30, 1996
            -------------------                       ---------------
            Shares of Common                            16,030,562
            Stock, no par value

                                TABLE OF CONTENTS
                               10-Q, June 30, 1996

                                                                           PAGE

PART I   FINANCIAL INFORMATION:

         Item 1 --  Financial Statements -- Unaudited

                    Balance Sheets as of June 30, 1996
                    and December 31, 1995                                     3

                    Statements of Operations for the six months ended
                    June 30, 1996 and 1995                                    4

                    Statements of Operations for the three months ended
                    June 30, 1996 and 1995                                    5

                    Statements of Cash Flows for the six months ended
                    June 30, 1996 and 1995                                    6

                    Notes to Financial Statements                             7



         Item 2 --  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             8


PART II  OTHER INFORMATION:

         Item 4 --  Submission of Matters to a Vote of Security Holders      11

         Item 5 --  Other Information                                        11

         Item 6 --  Exhibits and Reports on Form 8-K                         12

         SIGNATURE                                                           13

PART I.  FINANCIAL INFORMATION
Power Spectra, Inc.
Item 1:  Financial Statements

                                 Balance Sheets
                                 (In thousands)


                                                                                                   June 30,           December 31,
                                                                                                     1996                1995
                                                                                                  (Unaudited)           (Note)
                                                                                                  -----------         ------------
Assets:
            Current Assets:
                       Cash and cash equivalents                                                    $  2,650           $  2,395
                       Accounts receivable                                                                 8                291
                       Unbilled receivables                                                               71                 45
                       Inventories, principally purchased parts                                          139                125
                       Other current assets                                                               90                 73
                                                                                                    --------           --------
               Total current assets                                                                    2,958              2,929
            Equipment, furniture and
                       leasehold improvements                                                          1,453              1,279
               Less, accumulated depreciation                                                         (1,036)              (860)
                                                                                                    --------           --------
            Net fixed assets                                                                             417                419

            Patents, net of amortization                                                                  85                 68
            Other assets                                                                                  32                 26
                                                                                                    --------           --------
Total Assets                                                                                        $  3,492           $  3,442
                                                                                                    ========           ========

Liabilities and Stockholders' Equity:
            Current Liabilities:
                       Accounts payable                                                             $     95           $    203
                       Accrued compensation expense                                                      172                178
                       Deferred contract revenue                                                         361                311
                       Allowance for contract losses                                                     100                100
                       Accrued professional fees                                                          74                 72
                       Preferred stock dividend and financing costs payable                               49                 69
                       Other current liabilities                                                          28                 29
                                                                                                    --------           --------
            Total current liabilities                                                                    879                962

Stockholders' Equity:
                       Preferred stock                                                                 1,681              1,681
                       Common stock                                                                   14,006             11,878
                       Accumulated deficit                                                           (13,074)           (11,079)
                                                                                                    --------           --------
            Total stockholders' equity                                                                 2,613              2,480
                                                                                                    --------           --------
Total Liabilities and Stockholders'
            Equity                                                                                  $  3,492           $  3,442
                                                                                                    ========           ========


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


Power Spectra, Inc.
Item 1:  Financial Statements

                            Statements of Operations
                      (In thousands, except per share data)

                                                          Six Months Ended
                                                     ---------------------------
                                                       June 30,        June 30,
                                                        1996             1995
                                                     (Unaudited)     (Unaudited)
                                                     -----------     -----------

Revenue                                                $  358         $  846

Costs and expenses:
        Cost of revenue                                 1,196          1,120
        Sales and marketing                               229            219
        Research and development                          247             90
        General and administrative                        636            555
                                                      -------        -------
Total operating costs                                   2,308          1,984
                                                      -------        -------
Operating loss                                         (1,950)        (1,138)
Other income                                               54              1
                                                      -------        -------
Loss before income taxes                               (1,896)        (1,137)
Provision for income taxes                                  1              1
                                                      -------        -------
Net loss                                              ($1,897)       ($1,138)
                                                      =======        =======

Net loss applicable to common shares                  ($1,994)       ($1,224)
                                                      =======        =======
Net loss per common share                             ($ 0.13)       ($ 0.12)
                                                      =======        =======

See notes to financial statements.

Power Spectra, Inc.
Item 1:  Financial Statements

                            Statements of Operations
                      (In thousands, except per share data)

                                                          Three Months Ended
                                                     ---------------------------
                                                       June 30,       June 30,
                                                         1996          1995
                                                     (Unaudited)    (Unaudited)
                                                     -----------    -----------

Revenue                                               $   186        $   379

Costs and expenses:
        Cost of revenue                                   617            532
        Sales and marketing                               126            120
        Research and development                          159             55
        General and administrative                        367            306
                                                      -------        -------
Total operating costs                                   1,269          1,013
                                                      -------        -------
Operating loss                                         (1,083)          (634)
Other income                                               34              1
                                                      -------        -------
Loss before income taxes                               (1,049)          (633)
Provision for income taxes                               --             --
                                                      -------        -------
Net loss                                              ($1,049)       ($  633)
                                                      =======        =======

Net loss applicable to common shares                  ($1,097)       ($  684)
                                                      =======        =======
Net loss per common share                             ($ 0.07)       ($ 0.07)
                                                      =======        =======

See notes to financial statements.

Power Spectra, Inc.
Item 1:  Financial Statements


                            Statements of Cash Flows
                                 (In thousands)

                                                                                                  Six Months Ending
                                                                                        ---------------------------------
                                                                                         June 30,              June 30,
                                                                                           1996                  1995
                                                                                        (Unaudited)           (Unaudited)
                                                                                        -----------           -----------
Cash flows from operating activities:
        Net loss                                                                          ($1,897)             ($1,138)
        Adjustments to reconcile net income (loss)
             to cash provided by (used in) operating activities:
             Depreciation and amortization                                                     62                   70
             Common stock issued for services                                                  22                   13
             Changes in assets and liabilities:
                   Accounts receivable                                                        283                 (659)
                   Unbilled receivables                                                       (26)                 106
                   Inventories                                                                (14)                 110
                   Other current assets                                                       (17)                  27
                   Accounts payable                                                          (108)                 287
                   Deferred contract revenue                                                   50                 --
                   Other current liabilities                                                  (25)                  61
                                                                                          -------              -------
             Net cash used in operating activities                                         (1,670)              (1,123)
Cash flows from investing activities:
        Furniture and equipment additions, net                                                (60)                  (8)
        Patents additions, net                                                                (17)                --
        (Increase) decrease in other assets                                                    (6)                  12
                                                                                          -------              -------
        Net cash provided by (used in) investing activities                                   (83)                   4
Cash flows from financing activities:
        Preferred stock dividend                                                              (97)                 (86)
        Proceeds from sale of common stock                                                  2,105                 (145)
        Proceeds from sale of preferred stock                                                --                  1,153
                                                                                          -------              -------
        Net cash provided by financing activities                                           2,008                  922
                                                                                          -------              -------
Net increase (decrease) in cash and cash equivalents                                          255                 (197)
Cash and cash equivalents, beginning of period                                              2,395                  215
                                                                                          -------              -------
Cash and cash equivalents, end of period                                                  $ 2,650              $    18
                                                                                          =======              =======
Supplemental schedule of cash flow information:
        Cash paid during the period for:
             Interest                                                                     $     1              $     1
                                                                                          -------              =======
             Income taxes                                                                 $     1              $     1
                                                                                          =======              =======


See notes to financial statements.


                               Power Spectra, Inc.
                          Notes to Financial Statements
                                  June 30, 1996

1.  Basis for Presentation:

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Per Share Data

         Per share information for the quarter ended June 30, 1996, is computed based on the net loss after deducting Series A and Series B Preferred Stock dividends in 1996. The weighted average number of shares outstanding consists solely of common stock. The effect of common stock equivalents which would arise from the exercise of common stock options outstanding (using the treasury stock method) and the conversion of Series A and Series B Preferred Stock have not been included for the quarter ended June 30, 1996, as their effect is anti-dilutive. The weighted average number of shares outstanding at June 30, 1996 was 15,075,640.

         Per share information for the quarter ended June 30, 1995, is computed based on the net loss after deducting Series A and Series B Preferred Stock dividends in 1995. The weighted average number of shares outstanding consists solely of common stock. The effect of common stock equivalents which would arise from the exercise of common stock options outstanding (using the treasury stock method) and the conversion of Series A and Series B Preferred Stock have not been included for the quarter ended June 30, 1995, as their effect is anti-dilutive. The weighted average number of shares outstanding at June 30, 1995 was 10,063,486.

Power Spectra, Inc.
Item 2:

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties, including those discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, that could cause actual results to differ materially from those projected or discussed. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations:

         Revenue for the second quarter and six months ended June 30, 1996, was $186,000 and $358,000, respectively, compared to $379,000 and $846,000, respectively, for the same periods ended June 30, 1995, a decrease of $193,000 for the quarterly period and a decrease of $488,000 for the six-month period, respectively. Revenues from the Company's contract with the Air Force (the "Air Force Contract") decreased by $485,000 for the first six months of the year. Revenues from standard product sales decreased by $9,000 for the first six months over the same period of 1995.

         The 1996 second quarter net loss was $1,049,000, an increase in the loss of $416,000 over the net loss of $633,000 recorded in the 1995 second quarter. A net loss of $1,897,000 was recorded for the first six months of 1996 compared to a net loss of $1,138,000 for the same period in 1995. The increased losses were due primarily to decreased revenue from the Air Force Contract, which expired on June 1, 1996.

         The cost of revenues increased by $85,000 for the second quarter of 1996 and increased by $76,000 for the first six months of 1996 over the same periods in 1995 as decreased sales volume in both periods was amplified by increased overhead. Overhead costs could not be decreased in proportion with decreased revenues without the loss of essential skills, expertise, and capabilities as the Company continues its transition from research and development of laboratory hardware to application specific design and testing.

         Sales and marketing expense increased by $6,000 and $10,000 for the second quarter and first six months ended June 30, 1996, respectively, compared to the same periods in 1995, due primarily to continued expansion of the Company's marketing efforts to meet changing marketing conditions. Reflecting an increased emphasis on research and development, research and development expense was up $104,000 for the second quarter and increased by $157,000 for the first six months of 1996, respectively, compared to the same periods in 1995, as consultants and outside services were increasingly used to provide essential services and expertise in Company-sponsored research and development efforts. General and administrative expenses in 1996 increased by $61,000 and $81,000 for the second quarter and first six months, respectively, due to increased personnel costs compared to the same periods in 1995.

Liquidity and Capital Resources:

         During the first six months of 1996, cash and cash equivalents increased by $255,000 due to the private placement of the Company's common stock completed in the 1996 first quarter, which was largely offset by the net loss from operations. Accounts receivable decreased by $283,000 as a result of decreased revenues due to the expiration of the Air Force Contract. Unbilled receivables increased by $26,000 as progress billings were withheld pending approval of new government overhead billing rates. Inventories increased by 11% or $14,000 from December 31, 1995, in preparation for anticipated increased industrial activity. Other current assets increased by $17,000, primarily due to the increase in prepaid insurance during the period.

         Accounts payable decreased 53% from December 31, 1995, to $95,000 at March 31, 1996, due primarily to the timing of vendor payments. Deferred contract revenue increased $50,000 due to receipt of the down payment from the LandRay Technologies, Inc. ("LTI") joint venture development (See "Factors Affecting Future Results"). The $25,000 decrease in other current liabilities was due primarily to the reversal of certain reserves associated with the private placement of common stock completed in the first quarter of 1996.

         Backlog at June 30, 1996 was $567,000, compared to $1,042,000 one year earlier. The Air Force contract, which expired on June 1, 1996, made up 95% of the June 1995 balance.

Factors Affecting Future Results:

         The Company's current cash position, together with anticipated cash flows from operations, is expected by management to be sufficient to finance the Company's operations through December 31, 1996. However, if the Company is not successful in replacing the revenue and cash generated by the United States Air Force contract, the Company, as presently sized, would continue to experience significant operating losses, significant negative cash flow, and would be required to significantly reduce its operations.

         The Company's growth strategy includes the successful completion of products under development, development of new product applications, and development of marketing strategies.

         The Company must continue to seek and obtain other sources of revenue to continue operations. The Company negotiated a joint venture (PEAC Airborne Technologies, Ltd. ("PEAC")) with EAC Helicopters, Inc. ("EAC"), recently completed negotiations with LTI, and continues its efforts to seek new strategic partners and other joint ventures.

         PEAC is a Minnesota corporation which has been formed to develop and exploit business opportunities arising from helicopter reconnaissance missions which collect data through the use of video, infrared, and high-impulse, ultra-wideband ground penetrating radar ("UWB GPR") technologies, and catalog and analyze such through the use of CD-ROM based proprietary integrated analytical software systems. Formed by EAC, a Minnesota corporation which specializes in helicopter reconnaissance missions, PEAC believes its use of UWB GPR will give it the unique ability to locate and identify items which lie beneath the surface of the earth. PEAC's objective is to utilize helicopter borne UWB GPR systems to locate land mines, unexploded ordnance, toxic waste, and other buried items and substances, exclusive of minerals and petroleum, and to utilize video, infrared, and UWB GPR, in conjunction with its analytical software, in commercial applications such as mapping and recording data about power lines, timber stocks, deer herds, and the like. Such commercial applications are referred to as Asset Management Services ("AMS"). PSI's proposed joint venture arrangement with EAC provides that PSI and EAC will initially each own 50% of PEAC's equity. PEAC intends to raise up to $7,000,000 in a private equity placement. The net proceeds will be used in part by PSI to develop UWB GPR for use from helicopter platforms, to develop integrated software programs to analyze and report data collected, and for marketing costs and working capital. PSI is planning to enter into license and development agreements with PEAC pursuant to which PSI would develop a prototype of a radar system which may eventually be marketed by PEAC.

         LTI is a Delaware corporation which has been formed by PSI and European Industries Associates to develop and market UWB GPR systems capable of locating and identifying minerals and oil and gas formations. LTI believes its use of UWB GPR will give it the unique ability to locate and identify such structures and formations. LTI's objective is to prove the applicability of PSI's proprietary impulse generator technology to such applications, to develop such systems, to utilize such systems in conjunction with analytical software that it may purchase or develop, and to market services utilizing such hardware and software to the mining and petroleum industries. PSI has entered into a license and development agreement with LTI pursuant to which PSI will develop a prototype of the technology to be commercialized by LTI.

         There can be no assurances that the proposed PEAC joint venture will be consummated, that the PEAC and LTI joint ventures will be able to raise adequate funding on acceptable terms, that PSI will be able to successfully enter into any additional suitable partnership, or joint venture arrangements, or that such arrangements when entered into would prove to be beneficial for the Company and its shareholders. There can also be no assurance that such proposed joint venture agreements, if consummated, would generate sufficient revenues to replace the revenues previously generated by the Air Force Contract.

Part II  OTHER INFORMATION

                               Power Spectra, Inc.
                                  June 30, 1996

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The  Company  held its Annual  Meeting of  Shareholders  on June 7,
         1996.

         (b) At the Annual Meeting, the following directors were elected:  Drury
         J. Gallagher, Michael I. Gamble, James A. Glaze, John Hewitt, Jr., Gene
         J. Kennedy, John W. Pauly, Gordon H. Smith, and Richard A. Williams.

         (c) The following matters were voted upon as indicated.

         Election of Directors

                                       Number of Votes           Number of Votes
         Name                                For                    Withheld
         ----------------------        ---------------           ---------------
         Drury J. Gallagher*+             8,230,983                 2,015,206
         Michael I. Gamble*               9,424,821                   821,368
         James A. Glaze*                  9,926,245                   319,944
         John Hewitt, Jr.*                8,584,195                 1,661,994
         Gene J. Kennedy*                 9,865,440                   380,749
         John W. Pauly*                   8,593,266                 1,652,923
         Gordon H. Smith*                 9,919,710                   326,479
         Richard A. Williams*             8,596,940                 1,649,249

         *Elected to serve for one year.

         +Subsequent to the end of the quarter, Mr. Gallagher resigned his position as a director of the Company.

         Approval of the 1996 Stock Plan and the Reservation of 1,500,000 Shares of Common Stock

                                   Number of Votes
         -----------------------------------------------------------------------
                For             Against              Abstained       Not Voted
            ---------          ---------             ---------       ---------
            5,801,384          1,913,404              97,043         2,434,358

         Approval of 170,000 Shares Increase to the 1992 Director Option Plan

                                   Number of Votes
         -----------------------------------------------------------------------
                For             Against              Abstained       Not Voted
            ---------          ---------             ---------       ---------
            5,321,059          1,961,358              171,154        2,792,618

         Ratification of Grant Thornton as independent auditors for the year ending December 31, 1996.

                                   Number of Votes
         -----------------------------------------------------------------------
                For             Against              Abstained       Not Voted
            ---------          ---------             ---------       ---------
           10,127,421            66,575               37,193          15,000

Item 5 On June 1, 1996, Michael I. Gamble resigned as President and Chief Executive Officer of the Company. Gordon H. Smith, Chairman of the Board, assumed the additional duties of President and Chief Executive Officer . Mr. Gamble remains a member of the Board of Directors and will perform certain consulting duties for the Company.

         On July 26, 1996, Drury J. Gallagher resigned as member of the Board of Directors, citing increased time demands from his other business ventures and to preclude any conflict of interest stemming from his potential participation in the LandRay Technologies, Inc., joint venture with the Company. As a result of Mr. Gallagher's resignation, there is currently one vacancy on the Board.


Item 6   Exhibits and Reports on Form 8-K

         a.  Exhibits

             27.1  Financial Data Schedule

         b.  Reports on Form 8-K during the quarter ended June 30, 1996--None

                               Power Spectra, Inc.
                                  June 30, 1996



                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Power Spectra, Inc.


Dated:  August 13, 1996     By:   /s/Edward J. Lamb
                                  -----------------------------------------
                                  Edward J. Lamb
                                  Controller, Chief Financial Officer, Secretary
                                  (Principal Accounting and Finance Officer)