Form 10-Q
period 1996-09-30
POWER SPECTRA INC /CA/
filed 1996-11-14
CIK 777527

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark one)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from________ to _________

                         Commission file number 0-16672

                               Power Spectra, Inc.
             (Exact Name of Registrant as Specified in its Charter)

            California                                     94-2687782
---------------------------------                      --------------------
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                       Identification No.)

          919  Hermosa Court
            Sunnyvale, CA                                  94086-4103
---------------------------------                      --------------------
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

                           Yes    X                      No
                                -----                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practicable date.

                                                        Outstanding at
                Class                                    November 11
               ------                                   --------------
         Shares of Common                                 16,098,499
         Stock, no par value


PART I.  FINANCIAL INFORMATION
Power Spectra, Inc.
Item 1:  Financial Statements
                                                  Balance Sheets
                                                  (In thousands)


                                                                                                  September 30,        December  31,
                                                                                                      1996                  1995
                                                                                                   (Unaudited)             (Note)
                                                                                                   -----------          -----------
Assets:
           Current Assets:
              Cash and cash equivalents                                                              $  2,236              $  2,395
              Accounts receivable                                                                           7                   291
              Unbilled receivables                                                                          5                    45
              Inventories, principally purchased parts                                                    151                   125
              Other current assets                                                                         78                    73
                                                                                                     --------              --------
           Total current assets                                                                         2,477                 2,929

           Equipment, furniture and leasehold improvements                                              1,459                 1,279
           Less, accumulated depreciation                                                              (1,067)                 (860)
                                                                                                     --------              --------
           Net fixed assets                                                                               392                   419

           Patents, net of amortization                                                                    79                    68
           Other assets                                                                                    26                    26
                                                                                                     ========              ========
Total Assets                                                                                         $  2,974              $  3,442
                                                                                                     ========              ========

Liabilities and Shareholders' Equity:
           Current liabilities:
              Accounts payable                                                                       $    218              $    203
              Accrued compensation expense                                                                200                   178
              Deferred contract revenue                                                                   690                   311
              Allowance for contract losses                                                               100                   100
              Accrued professional fees                                                                    69                    72
              Financing costs payable                                                                    --                      20
              Preferred stock dividend payable                                                             48                    49
              Other current liabilities                                                                    28                    29
                                                                                                     --------              --------
           Total current liabilities                                                                    1,353                   962

           Stockholders' Equity:
                Preferred stock                                                                         1,681                 1,681
                Common stock                                                                           14,010                11,878
                Accumulated deficit                                                                   (14,070)              (11,079)
                                                                                                     --------              --------
           Total  stockholers' equity                                                                   1,621                 2,480
                                                                                                     --------              --------

Total Liabilities and Stockholders' Equity                                                           $  2,974              $  3,442
                                                                                                     ========              ========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
See notes to finncial statements.

Power Spectra, Inc.
Item 1:  Financial Statements

                            Statements of Operations
                      (In thousands, except per share data)

                                                           Nine Months Ended
                                                           -----------------
                                                    September 30,  September 30,
                                                           1996         1995
                                                       (Unaudited)   (Unaudited)
                                                         -------        -------
Revenue                                                  $   652        $ 1,015

Costs and expenses:
        Cost of revenue                                    1,830          1,583
        Sales and marketing                                  292            354
        Research and development                             523            112
        General and administrative                           928            797
                                                         -------        -------
Total operating costs                                      3,573          2,846
                                                         -------        -------
Operating loss                                            (2,921)        (1,831)
Other income                                                  77            (15)
                                                         -------        -------
Loss before income taxes                                  (2,844)        (1,846)
Provision for income taxes                                     1              1
                                                         -------        -------
Net loss                                                 ($2,845)       ($1,847)
                                                         =======        =======

Net loss applicable to common shares                     ($2,991)       ($1,989)
                                                         =======        =======
Net loss per common share                                ($ 0.19)       ($ 0.19)
                                                         =======        =======

See notes to financial statements

Power Spectra, Inc.
Item 1:  Financial Statements

                            Statements of Operations
                      (In thousands, except per share data)

                                                         Three Months Ended
                                                         ------------------
                                                     September 30, September 30,
                                                          1996         1995
                                                      (Unaudited)    (Unaudited)
                                                         -------        -------
Revenue                                                  $   294        $   168

Costs and expenses:
        Cost of revenue                                      634            463
        Sales and marketing                                   63            135
        Research and development                             276             22
        General and administrative                           292            242
                                                         -------        -------
Total operating costs                                      1,265            862
                                                         -------        -------
Operating loss                                              (971)          (694)
Other income                                                  23            (15)
                                                         -------        -------
Loss before income taxes                                    (948)          (709)
Provision for income taxes                                  --             --
                                                         -------        -------
Net loss                                                 ($  948)       ($  709)
                                                         =======        =======

Net loss applicable to common shares                     ($  997)       ($  764)
                                                         =======        =======
Net loss per common share                                ($ 0.06)       ($ 0.07)
                                                         =======        =======

See notes to financial statements.



Power Spectra, Inc.
Item 1:  Financial Statements
                                                      Statements of Cash Flows
                                                           (In thousands)

                                                                                                           Nine Months Ending
                                                                                                   September 30,       September 30,
                                                                                                       1996                 1995
                                                                                                    (Unaudited)          (Unaudited)
                                                                                                       -------             -------
Cash flows from operating activities:
        Net loss                                                                                       ($2,845)             ($1,847)
        Adjustments to reconcile net loss
             to cash provided by (used in) operating activities:
             Depreciation and amortization                                                                 107                  107
             Common stock issued for services                                                               69                   66
             Changes in assets and liabilities:
                   Accounts receivable                                                                     284                  (69)
                   Unbilled receivables                                                                     40                   56
                   Inventories                                                                             (26)                  88
                   Other current assets                                                                     (5)                  32
                   Accounts payable                                                                         15                  310
                   Accrued compensation expense                                                             22                   23
                   Deferred contract revenue                                                               379                   14
                   Other current liabilities                                                               (25)                  64
                                                                                                       -------              -------
             Net cash used in operating activities                                                      (1,985)              (1,156)
Cash flows from investing activities:
        Furniture and equipment additions, net                                                             (60)                 (22)
        Patents additions                                                                                  (25)                --
        (Increase) decrease in other assets                                                                 (6)                   9
                                                                                                       -------              -------
        Net cash used in investing activities                                                              (91)                 (13)
Cash flows from financing activities:
        Preferred stock dividend                                                                          (146)                (142)
        Proceeds from sale of common stock                                                               2,063                3,370
        Proceeds from sale of preferred stock                                                             --                  1,010
                                                                                                       -------              -------
        Net cash provided by financing activities                                                        1,917                4,238
                                                                                                       -------              -------
Net increase (decrease) in cash and cash equivalents                                                      (159)               3,069
Cash and cash equivalents, beginning of period                                                           2,395                  215
                                                                                                       -------              -------
Cash and cash equivalents, end of period                                                               $ 2,236              $ 3,284
                                                                                                       =======              =======
Supplemental schedule of cash flow information:
        Cash paid during the period for:
             Interest                                                                                  $     1              $    19
                                                                                                       -------              =======
             Income taxes                                                                              $     1              $     1
                                                                                                       =======              =======

See notes to financial statements

                               Power Spectra, Inc.
                          Notes to Financial Statements
                               September 30, 1996

1.   Basis of Presentation:

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   Per Share Data

         Per share information for the quarter ended September 30, 1996, is computed based on the net loss after deducting Series A and Series B Preferred Stock dividends in 1996. The weighted average number of shares outstanding consists solely of common stock. The effect of common stock equivalents which would arise from the exercise of common stock options outstanding (using the treasury stock method) and the conversion of Series A and Series B Preferred Stock have not been included for the quarter ended September 30, 1996, as their effect is anti-dilutive. The weighted average number of shares outstanding at September 30, 1996 was 15,402,445.

         Per share information for the quarter ended September 30, 1995, is computed based on the net loss after deducting Series A and Series B Preferred Stock dividends in 1995. The weighted average number of shares outstanding consists solely of common stock. The effect of common stock equivalents which would arise from the exercise of common stock options outstanding (using the treasury stock method) and the conversion of Series A and Series B Preferred Stock have not been included for the quarter ended September 30, 1995, as their effect is anti-dilutive. The weighted average number of shares outstanding at September 30, 1995 was 10,350,343

Power Spectra, Inc.
Item 2:

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


         This Report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The forward-looking statements contained herein are subject to certain risks and uncertainties, including those discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, that could cause actual results to differ materially from those projected or discussed. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company has attempted to identify forward-looking statements contained in this report with an asterisk (*).

Results of Operations:

         Revenue for the third quarter and nine months ended September 30, 1996 was $294,000 and $652,000, respectively, compared to $168,000 and $1,015,000 for the same periods ended September 30, 1995, an increase of $126,000 for the quarterly period and a decrease of $363,000 for the nine month period. Revenues from the Company's Phase I development for LandRay Technologies, Inc. accounts for all of the quarterly increase over the same quarter in 1995. Lack of revenues to offset the $485,000 contribution from Company's contract with the Air Force (the "Air Force Contract"), which was completed in May 1995 caused the decrease in the nine month period.

         The 1996 second quarter net loss was $948,000, compared to a net loss of $709,000 recorded in the 1996 second quarter. A net loss of $2,845,000 was recorded for the first nine months of 1996 compared to a net loss of $1,847,000 for the same period in 1995. The increased losses were due primarily to decreased revenues, increased research and development expenditures, and unabsorbed overhead costs.

         The cost of revenues increased by $171,000 for the second quarter of 1996 and increased by $247,000 for the first nine months of 1996 over the same periods of 1995 due to increased salaries and materials mostly target at improved process reliability in anticipation of the Company's transition to manufacture of commercial products and services. Additionally, overhead costs could not be decreased in proportion with decreased revenues without the loss of essential skills, expertise, and capabilities as the Company continues its transition from research and development of laboratory hardware to application specific design and testing.

         Sales and marketing expense decreased by $72,000 and $62,000 for the third quarter and first nine months ended September 30, 1996, respectively, compared to the same periods in 1995, due primarily to the Company's shift in emphasis to commercial products and services from government contract services. This shift in market strategy resulted in increased research and development costs. Research and development expense increased $254,000 for the third quarter and increased by $411,000 for the first nine month period of 1996, respectively, compared to the same periods in 1995 as consultants and outside services were increasingly used to provide essential services and expertise in Company-sponsored research and development effort, particularly the Company's electro-optical sensors line which was introduced at Sensors Expo in
Philadelphia in October 1996. General and administrative expenses in 1996 increased by $50,000 and $131,000 for the third quarter and first nine months, respectively, due to shifting of certain personnel from marketing to administration and certain severance costs.

Liquidity and Capital Resources:

         During the first nine months of 1996, cash and cash equivalents decreased $159,000 due to the net loss from operations, which was largely offset by the private placement of the Company's common stock completed in the 1996 first quarter. Accounts receivable and unbilled receivables decreased by $284,000 and $40,000 respectively reflecting the reduced level of revenues and the fact that most revenues in the third quarter were prepaid which accounts in part for the $379,000 increase in deferred contract revenue. Inventories increased 21% or $26,000 from December 31, 1995, in preparation for anticipated increased production for certain customers.

         Backlog at September 30, 1996 was $381,670 compared to $910,000. The LandRay Technologies' development contract accounted for 67% of the backlog on September 30, 1996, whereas the Air Force contract, completed in the second quarter 1996, accounted for 84% of the September 30, 1995 amount. However, because orders may be canceled by customers with little or no penalty or notice, backlog may not be a reliable indicator of the Company's future sales. Although the Company successfully raised additional operating capital during the first quarter of 1996, the Company continues to seek and obtain other sources of revenue to sustain operations.

         The Company's current cash position, together with anticipated cash flows from operations are expected by management to be sufficient to finance the Company's operations through December 31, 1996*. However, if the Company is not successful in replacing revenue and cash generated by the Air Force contract, the Company, as presently sized, would continue to experience significant operating losses, significant negative cash flow, and would be required to significantly reduce its operations.

         The Company's growth strategy includes the successful completion of products under development, development of new applications, and development of marketing strategies.

         The Company must continue to seek and obtain other sources of revenue to continue operations. The initail funding of the Company's announced joint venture with EAC Helicopters, Inc., PEAC Airborne Technologies, Ltd. (PEAC) (see Power Spectra's June 30, 1996 Form 10-Q), has not been consummated to date. In additon, the Phase I development effort of the Company with LandRay Technologies, Inc. (LTI) (see Power Spectra's June 30, 1996 Form 10-Q) will be completed in the fourth quarter of 1996*, and additional funding must be obtained in order for the joint venture to continue development.

         There can be no assurances that the PEAC joint venture will obtain initial funding, that the PEAC and LTI joint ventures will be able to raise adequate funding on acceptable terms, that PSI will be able to successfully enter into any additional suitable partnership, or joint venture arrangements, or that such arrangements when entered into would prove to be beneficial for the Company and its shareholders. There can also be no assurances that such proposed joint venture agreements, if consummated, would generate sufficient revenues to replace the revenues previously generated by the Air Force contract.

Part II  OTHER INFORMATION

                               Power Spectra, Inc.
                               September 30, 1996

Item 6.   Exhibits and Reports on Form 8-K

          a.     Exhibits

                 27.1 Financial Data Schedule

          b.     Reports on Form 8-K during the quarter ended September 30, 1996

                 None

                               Power Spectra, Inc.
                               September 30, 1996



                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Power Spectra, Inc.


Dated:  November 14, 1996      By:     /s/ Edward J. Lamb
                                   -------------------------------
                                           Edward J. Lamb
                                  Controller, Chief Financial Officer, Secretary (Principal Accounting and Finance Officer)

                                  Exhibit Index


Exhibit
  No.           Description
-------         ------------
27.1            Financial Data Schedule