Form 10-K
period 1996-12-31
POWER SPECTRA INC /CA/
filed 1997-04-15
CIK 777527

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______to_____

                         Commission File Number 0-16672

                               POWER SPECTRA, INC.
             (Exact name of Registrant as specified in its charter)

           California                                    94-2687782
(State or other jurisdiction of              (I.R.S Employer Identification No.)
 incorporation or organization)

                                919 Hermosa Court
                               Sunnyvale, CA 94086
           (Address of principal executive offices including zip code)

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

                                    YES X NO
                                       ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 31, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant was $6,492,146, based upon the average of the closing ask and bid prices as reported on the non-Nasdaq over-the-counter bulletin board. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock, and shares held by officers and directors, have been excluded, in that such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934. This determination is not necessarily conclusive for other purposes.

As of March 31, 1997, 16,161,009 shares of the Registrant's Common Stock were issued and outstanding.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE


         None.

                                     PART I

         This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Operating Results and Market Price of Stock" commencing on page 15. Certain sections in this report have been identified as containing forward looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

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

ITEM 1.  BUSINESS

General

         Power Spectra, Inc. ("Power Spectra" or the "Company") is a California corporation organized in 1979 and operates as a single business segment. Prior to 1990, the Company was a development stage company.

         The Company develops, designs, manufactures and markets a family of products that utilize proprietary Gallium Arsenide ("GaAs") high-speed semiconductor devices which are capable of generating extremely rapid, high-power electromagnetic impulses. The primary business of the Company is related to the Bulk Avalanche Semiconductor Switch (BASS(TM)) and PSIristor(TM). These are optically triggered high-power switches which have applicability in high-resolution radar, electronic warfare, communications, and industrial applications such as level control, positioning, velocity measurement, obstacle detection and avoidance, and many other industrial uses. Historically BASS(TM) development and applications have primarily addressed military requirements and have accounted for roughly 90% of the Company's revenues. The Company believes its new family of powerful, reliable, cost effective pulsed optical and impulse generating switches also have growing applications in a number of existing and emerging industrial markets such as Ultra-Wideband Ground Penetrating Radar ("UWB GPR"), distance measurement sensors and automotive collision avoidance systems.

Bulk Avalanche Semiconductor Switch (BASS)(TM)

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

Boeing Program

         Effective January 1, 1989, Power Spectra and The Boeing Company ("Boeing") entered into a development and marketing agreement relative to the Company's BASS(TM) products (the "Boeing Agreement"). Funding under the initial 2-1/2-year development term of that agreement was based on the Company's ability to meet certain milestones in the development of the BASS(TM) technology and the demonstration of manufacturable BASS(TM) devices.

         The initial phase of the Boeing Agreement was completed in 2-1/4 years. A new agreement, which continued through June 30, 1994, was negotiated pursuant to which Boeing funded development costs of $4,200,000 in 1991 and $3,500,000 in 1992. In 1991 and 1992, the Company completed significant technical demonstrations of capability with Boeing in the areas of wide-band radar and electronic warfare.

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

         The Phase I cost-plus-fixed-fee contract value was $5,192,744, including $957,688 awarded in 1992 pursuant to an amendment to Phase I. In January 1993, the Air Force exercised an option (Phase II) to have the Company manufacture a nine-element antenna array for a total contract price of $3,537,510 over an 18-month period. An additional modification relating to site support and training was added in June 1993, bringing the total contract value to $8,739,290. The Company delivered the nine-element array in mid-1994. Subsequent to this delivery, the Air Force has extended the contract to upgrade the prototype equipment delivered in Phase I to a technology level similar to that provided in Phase II. This contract extension raised the aggregate contract value to $9,533,771. In 1995, the US Army contracted through the Air Force using the Air Force's existing contract with the Company to deliver a Phase II-type technology transmitter for use in foliage and ground penetrating radar testing, and perform a risk reduction assessment to make the technology suitable for use onboard aircraft. The aggregate contract value was increased to

$10,517,881 on February 8, 1995. The Company has delivered all items required by the contract and all items were accepted by the government. The contract expired on June 1, 1996, but is still subject to audit by the Defense Contract Audit Agency for overhead rates applied to the contract for fiscal years, 1994, 1995, and 1996. As such the Company may be subject to adjustments up or down on contract revenues. While such audits are both routine and required, the timetable for the audit is unknown at present, and no assurances can be given that such audit will not result in significant payment obligation to the government.

Commercial Products

         As part of the Company's diversification effort in 1992, the Company entered into a technology license and development agreement with the Ioffe (pronounced "yahf-ah") Physical-Technical Institute ("Ioffe"), St. Petersburg, Russia (the "Ioffe Agreement"). Ioffe and the Company are jointly developing advanced gallium arsenide semiconductor devices. To accelerate the development of such devices, Russian scientists, sponsored in part by the United States Depar(TM)ent of Commerce Special American Business Internship Training (SABIT) Program, were brought to work at the Company's Sunnyvale facility for varying periods to facilitate the technology transfer.

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

         In 1996 the Company changed the main focus of its business efforts from the military market to the commercial sector. The Company has identified and begun the development of the initial products and services for three separate commercial applications, each with significant market and profit potential for the Company.* These initiatives are: 1) a joint venture for the development of a commercial GPR-based mineral and petroleum exploration system; 2) a joint venture for the development of a helicopter-mounted GPR system for the location and identification of buried artifacts; and 3) the development and marketing of an electro-optical range finder for the industrial marketplace.

         Several other products have been developed for the industrial markets. The Company introduced two such products during late 1993 and an additional two products in the first quarter of 1994. Promotion of these products has included news releases, advertising in trade publications, direct mailings, and exhibition at trade conferences.

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

-------------------
*This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         The PGS-401, a 2.5 KW impulse transmitter, was introduced early in 1994. At the end of the year, a lower cost, lower performance version, the PGS-402, was introduced. Subsequently, the PGS-403, PGS-404, and PGS-405 have been introduced. The PGS-401 and PGS-402 are no longer offered for sale. The Company believes that these products have applications for ground penetrating radar, test instrumentation, electronic warfare, and communications.*

         In mid-1995, the Company introduced an industrial laser-ranging product based on the Pulsed Optical Source (POS(TM)) to address existing industrial markets. Although the initial prototype experienced difficulty in its ability to calculate range accurately, a new design is presently being tested and shows promise of lower manufacturing costs.

         Several variants of the BASS-01X were produced and sold during 1995 and 1996. The BASS-02X and BASS-03X produce waveforms and power levels different from the basic BASS-01X. These were developed to match specific customer needs. All of the BASS-0XX series are packaged in a common, 81-cubic inch, six-pound package.

         To date, the Company has not generated significant revenues from sales of commercial products. There can be no assurance that any of these aforementioned commercial will be accepted in their target markets, that the Company will be successful in developing additional new products, that the Company will not experience delays in developing such products, or that such products will achieve commercial success. A sustained failure to successfully develop and sell new products would have a material adverse effect on the Company's business and its results of operations.

Manufacturing

         The Company manufactures all of its products at its Sunnyvale, California manufacturing facility. In 1991, the Company completed construction and put into operation a modern semiconductor fabrication facility for BASS(TM) development. Boeing provided the funds to complete the construction of the facility and owns the facility and most of the equipment. This facility was used as a prototype facility to identify the manufacturing requirements for BASS(TM). The facility and equipment are suitable for moderate volume pilot-line production of devices to meet current application requirements. This capability has facilitated significant improvements in product performance and reliability as well as productivity of the staff. During 1994, the Company installed an epitaxial furnace to a design specified by Ioffe, which was the principal objective of the Ioffe Agreement. The Company believes that additional manufacturing capacity, when required, will be available through out-sourcing. The Company's sole manufacturing facility is located in an area adjacent to major earthquake faults. The destruction of the Company's facility due to fire or earthquake would have a material adverse effect on the Company's results of operations.

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

------------------
*This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Sales, Marketing, and Distribution

         Until the beginning of 1996, the Company was primarily focused on the military marketplace and its applications for the Company's technology. In January 1996, the Company changed the main focus of its business efforts from the military market to the commercial sector. The Company has identified and begun the development of the initial products and services for several commercial applications.

         The Company seeks a balance between industrial or standard products, and the major research and development efforts that have sustained the Company in the past. In the military sector, the Company believes that the markets for systems in which the Company's BASS(TM) and PSIristor(TM) technologies could play a major role may experience less drastic cutbacks than weapons systems suitable only for strategic warfare.* The Company also believes that U.S. Government spending is being increasingly directed towards research and development of innovative technologies such as the BASS(TM) and PSIristoro(TM).* Also, advanced radar and electronic warfare systems were shown to be particularly effective in "Desert Storm." The military, has in the past, publicly stated that technology may allow leveraging strike force effectiveness in regional conflicts, and protection for forces from battlefield hazards. Currently, mine detection capabilities are being evaluated and debated by the military and in the national press.

         The marketing goals of the Company include obtaining advanced development contracts for new hardware based on equipment successfully delivered to military customers while continuing to expand its industrial/commercial product line. The Company believes that, its products improved in several respects during 1996 through miniaturization and increased reliability resulting from ongoing developmental work. The Company believes that the unique characteristics of the BASS(TM) and PSIristoro(TM) make the products attractive for a variety of potential new applications.*

         The Company's marketing activities for its gallium arsenide products are conducted by an internal marketing staff. The Company's marketing activities include advertising in selected trade publications and participation in trade shows, symposia, and conferences.

Competition

         The capabilities of the BASS(TM) device have attracted other companies with light-activated semiconductor technologies to compete in this market. The major competitive technology in this area is the linear-mode light-activated switch. This device does not utilize the unique avalanche phenomenon of the BASS(TM) and, therefore, requires a large laser for its operation. The Company believes that system end-users may not consider these systems attractive since the large lasers are generally unreliable, inefficient, and do not have the pulse repetition capability needed for some applications.*

         In addition, other companies and government laboratories are studying semiconductor devices like the BASS(TM).

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

-----------------
*This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

         The Company's competitors in the pulsed-laser based measurement system market include Laser Diode Products, Inc., which offers a product which, while not a direct replacement, is a possible substitute. In addition, future competition is expected to develop from EG&G, Inc. However, there can be no assurances that these companies or others will not attempt technology development sufficient to become the technology leader in this niche.

         Power Spectra also competes with the major proximity sensor vendors in the industrial measurement market, including Electro, Micro Switch, Massa Products, and Siemens, which had a combined share of 67% of the world market in 1993.

Pulse Generator Source

         In order to compete for other niche markets, Power Spectra has developed a family of PSIristor(TM)-based impulse transmitters that send out high-power, ultra-wide bandwidth signals through an antenna. These products are available for sale to system vendors for use in a number of potential industrial and environmental applications such as geographical exploration, mine clearing, pipeline mapping and leak detection, environmental cleanup, pavement assessment, and airport ground surveillance.

         Failure to adequately compete in the future would have a material adverse affect on the Company's business and results of operation.

Patents and Proprietary Rights

         The Company relies primarily on its technological and engineering capabilities for the development of its business. The Company does not believe that the grant of patents for concepts and processes developed by its employees is a critical element of its future growth. However, the Company does file patent applications for certain concepts and processes. The Company has a patent for a nanosecond pulse generator (planer triode) expiring in 2002, and three patents for various aspects of BASS(TM) technology expiring in 2001, 2005, and 2006. The Company was also granted a patent for its Bulk Avalanche Semiconductor Laser, which expires in 2007.

         The patent positions of technology companies such as Power Spectra are uncertain and involve complex legal issues and factual questions. No assurances can be given that any future patent applications will issue as patents or that any issued patents will provide the Company with adequate protection with respect to the covered products, technology, or processes. Moreover, it is possible that other companies may assert that their patents cover the Company's technologies or expected products. If patents are issued to other companies that contain claims that conflict with or cover the Company's technologies, products or expected products, and such claims are ultimately determined to be valid, no assurance can be given that the Company would be able to obtain licenses to any such patents on acceptable terms, if at all, or develop or obtain alternative non-infringing technology. In addition, there can be no assurance that litigation will not be initiated against the Company or its customers, regardless of merit, alleging infringement of patents held by others or challenging the Company's patents. Such litigation could result in substantial cost to and diversion of effort and management time by the Company, which could have a material adverse effect on the Company, regardless of the results of the litigation.

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

         In an effort to maintain the confidentiality and ownership of trade secrets and other confidential information, the Company requires employees, consultants, and certain collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with the Company. The agreements are intended to enable the Company to protect the confidential information from the unauthorized disclosure and use of technology to which it has rights, and to provide for ownership by, or assignment to, the Company of confidential technology developed at the Company, or with the Company's resources. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets or other confidential information in the event of unauthorized use or disclosure of such information.

Backlog

         As of December 31, 1996, the Company's backlog was $113,606, versus $801,261 at December 31, 1995, and $1,261,338 at December 31, 1994. The Company
expects to complete all of its current backlog within the next twelve months.*

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

Government Contract Matters

         Historically, a material portion of the Company's business results from contracts with or for federal government agencies. Government contracts generally provide for the termination or adjustment of material terms of such contracts at the election of the government, and the government may pursue contractual, administrative, civil, and criminal remedies for improper or illegal activities associated with obtaining and performing government contacts. Administrative remedies include the suspension, debarment, or ineligibility of all or part of a company from receiving government contracts and government-approved subcontracts. As is the case with any company that performs material amounts of business with the federal government, any such action by the government could have a material impact upon the Company's business.

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

Research and Development

         For the fiscal years ending December 31, 1996, 1995, and 1994, the Company's research and development expenses were $714,368, $213,667, and $332,612, respectively. See "Management Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of this topic.

Employees

         As of December 31, 1996, the Company had 20 full-time employees, with 14 in technical positions and six in administrative capacities. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good. The Company's success depends on its ability to hire and retain highly specialized engineers, scientists, and management personnel, and competition for such personnel is intense.

------------------
*This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

 ITEM 2. PROPERTIES

         In late February 1992, the Company moved its headquarters from Fremont, California, to Sunnyvale, California, to combine all operations at a new site where the Company's semiconductor processing facility was installed. The Company leased 25,000 square feet of space at 919 Hermosa Court, Sunnyvale, California, under a five-year lease (with an option to renew for a two-year period) which commenced February 3, 1992. The Company is currently negotiating renewal option terms. Payments under the lease total $250,413 in 1996. The Company believes that its current site is sufficient to house the Company's operations for the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the non-Nasdaq over-the-counter market and, prior to December 17, 1992, had been quoted on the Nasdaq Stock Market. The Company's Preferred Stock is not publicly traded. On December 31, 1996, there were 703 holders of record of the Company's Common Stock, 13 holders of record of the Company's Series A Preferred Stock, and 34 holders of record of the Company's Series B Preferred Stock. The following table sets forth the high, low, and closing bid prices for the Company's Common Stock as reported by the National Quotation Bureau of Automatic Data Processing for each quarter of 1996 and 1995. Prices reflect inter-dealer prices, without retail markup or commissions, and do not necessarily represent actual transactions.

================================================================================
                                      1996
--------------------------------------------------------------------------------
    Quarter                                                    Closing
     Ended             High                  Low                Bid
================================================================================
 Mar. 31           2  -  1/8               11/16          1 - 11/16
-------------------------------------------------------------------------------
 June. 30          2  -  1/16               7/8           1 - 11/16
--------------------------------------------------------------------------------
 Sept. 30          1 - 13/16                 1            1 -  3/8
--------------------------------------------------------------------------------
 Dec. 31           1 - 11/16                1/2               17/32
================================================================================
                                    1995
--------------------------------------------------------------------------------
   Quarter                                                   Closing
    Ended             High                  Low                Bid
================================================================================
 Mar. 31           1 - 5/16                 11/16               7/8
--------------------------------------------------------------------------------
 June. 30          1 - 5/8                    3/4          1 - 3/8
--------------------------------------------------------------------------------
 Sept. 30          1 - 5/8                    7/8          1 - 1/16
--------------------------------------------------------------------------------
 Dec. 31           1 - 1/4                    1/2             11/16
================================================================================

         No cash dividends on Common Stock have been paid by the Company since its inception. The Company has no plans for payment of cash dividends on Common Stock in the foreseeable future, and intends to retain its earnings, if any, for the development of its business. The Company is required to pay cash dividends on its Series A Preferred Stock issued in 1994, and on its Series B Preferred Stock issued in 1995. Dividends payable on both series of the Preferred Stock for the 1996 fiscal year were $195,453.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table reflects selected financial data for the five fiscal years ended December 31, 1996. The selected financial data as of and for each of the years in the five-year period ended December 31, 1996, are derived from the audited financial statements of the Company. The financial statements as of December 31, 1995 and 1996, and for the years then ended, have been audited by Grant Thornton LLP, independent accountants, and are included elsewhere in this Report. The statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1994, were audited by Ernst &
Young LLP, and are included elsewhere in this Report. The 1994, 1993 and 1992 balance sheet data and the 1993 and 1992 statements of operation selected financial data presented below, were derived from the Company's audited financial statements for those periods, but are not presented elsewhere in this report. The data set forth below should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                           Statement of Operations Data:
=====================================================================================================
                               1996           1995            1994             1993          1992
-----------------------------------------------------------------------------------------------------
Total revenues           $  1,000,114    $  1,429,625    $  3,060,098    $  6,052,692   $  5,635,697
-----------------------------------------------------------------------------------------------------
Net income (loss)
   applicable to
   common shares         ($ 3,983,752)   ($ 2,751,425)   ($ 1,216,907)   $    146,293   ($   786,139)
-----------------------------------------------------------------------------------------------------
Net income (loss)
per common share         ($      0.26)   ($      0.25)   ($      0.12)   $       0.01   ($      0.08)
-----------------------------------------------------------------------------------------------------
Weighted average
shares outstanding         15,622,268      11,181,541      10,014,163       9,890,553      9,801,598
-----------------------------------------------------------------------------------------------------

                                                Balance Sheet Data:
=====================================================================================================
                                1996            1995            1994            1993           1992
-----------------------------------------------------------------------------------------------------

Current assets           $  1,205,439    $  2,929,050    $    661,045    $  1,908,681   $  1,794,321
-----------------------------------------------------------------------------------------------------
Current liabilities      $    992,441    $    962,314    $    585,769    $    524,393   $  1,729,520
-----------------------------------------------------------------------------------------------------
Working capital          $    212,998    $  1,966,736    $     75,276    $  1,384,288   $     64,801
-----------------------------------------------------------------------------------------------------
Total assets             $  1,672,827    $  3,442,208    $  1,289,955    $  2,362,679   $  2,339,927
-----------------------------------------------------------------------------------------------------
Long term debt           $          0    $          0    $          0    $          0   $          0
-----------------------------------------------------------------------------------------------------
Stockholders'
   equity                $    680,386    $  2,479,894    $    704,186    $  1,838,286   $    610,407
=====================================================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Operating Results and Market Price of Stock" commencing on page 15. Certain sections in this report have been identified as containing forward looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward looking information.

Results of Operations


         1996 Compared to 1995

         Revenues for the year ended December 31, 1996 were $1,000,114, which were $429,511 less than revenues of $1,429,625 for the prior year. The decrease in the Company's revenues in 1996 compared to 1995 was primarily due to expiration of the Air Force Contract on June 1, 1996, which provided $814,285 of revenue in 1995, and $242,279 of revenue in 1996.

         The revenue recognized under the Air Force Contract accounted for 24% of the Company's revenue in 1996 and 57% in 1995. Revenues recognized from the Company's Phase 1 development effort with the LandRay Technologies joint venture accounted for $550,000, or 55%, of the Company's revenues in 1996. During 1996, the Company was unable to add significant new contract revenues other than from the LandRay Technologies joint venture, and, as a result, although operating expenses have been reduced, the Company's results of operations, and financial condition have been materially adversely affected.

         The net loss for the year ended December 31, 1996 was $3,788,299, compared to a net loss of $2,562,230 in 1995. After adjustment for dividends on Preferred Stock of $195,453, the net loss applicable to common shares was $3,983,752 or $0.26 per share as compared with a net loss for the year ended December 31, 1995 of 2,751,425 or $0.25 per share.

         Sales and marketing expenses were $374,469 in 1996, representing an decrease of $120,335, or 24%, compared to sales and marketing expenses of $494,804 in 1995. Due to reduced emphasis government contract revenues, personnel costs associated with such marketing government programs declined while marketing expenditures related to the Company's industrial and standard products continued in 1996 in an attempt to establish a market for such products.

         Research and development costs increased by $500,701 in 1996 to $714,368 from $213,667 in 1995, a 334% increase, primarily because of increased technical consulting costs due to the Company's redirection to industrial sensing products and ground penetrating radar applications.

         General and administrative expenses increased by 13% or $140,880 in 1996 to $1,203,469 from $1,062,589 in 1995 primarily due to increased personnel costs.

         The Company had no interest expense in 1996 compared to interest expense of $18,126 in 1995, which was due to short-term financing. Interest income increased by $57,469 or 155% to $94,552 in 1996 from $37,083 in 1995 as a result of short term investment of cash reserves which increased due to completion of a private placement of Common Stock in March 1996.

         1996 was a period of continued transition for the Company, as it moved from research and development of laboratory hardware to application-specific design and testing. The Company continues contacts with a number of contractors as well as Army, Air Force and Navy research laboratories regarding potential R&D contracts. One such application envisions a BASS(TM) product that is appropriately designed and packaged to penetrate foliage or earth. An Army Research Laboratory foliage penetration (FOPEN) extension to the Air Force Contract for $984,000 was completed and expired on June 1, 1996. The expiration of this contract will have a material adverse impact on future revenues unless other contracts are signed.

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

         General and administrative expenses increased 9% or $85,048 in 1995 to $1,062,589 from $977,541 in 1994, due primarily to increased personnel costs.

         The Company had no interest expense in 1996 compared to $18,126 in 1995 which arose from short-term financing.

         1995 continued the transition period for the Company, as it moved from research and development of laboratory hardware to application-specific design and testing. The Company continues contacts with a number of contractors as well as Army, Air Force and Navy research laboratories regarding potential R&D contracts. One such application envisions a BASS(TM) product that is appropriately designed and packaged to penetrate foliage or earth. An Army Research Laboratory foliage penetration (FOPEN) contract for $984,000 was signed February 8, 1995, and expired on June 1, 1996. The expiration of this contract will have a material adverse impact on future revenues unless other contracts are signed.

         Liquidity and Capital Resources

         Working capital at December 31, 1996 was $212,998, representing a decrease of $1,753,738 from $1,966,736 at December 31, 1995. This decrease was due primarily to net operating loss $3,879,659 offset by the net proceeds of $2,008,007 from the sale of Common Stock in the first quarter of 1996 and the interest income generated from cash reserves.

         The Company completed an offering of its Common Stock with proceeds to the Company of $2,266,050 between January 1, 1996 and March 31, 1996.

         The Company's growth strategy includes the successful completion of products under development, development of new product applications, and development of marketing strategies. The Company continues its efforts to seek new strategic partner(s) and/or debt or equity investors. There can, however, be no assurances that the Company will be able to successfully obtain additional financing or strategic partners, or that if completed, or that the terms of any such financing or partnership would be favorable to the Company.

         Accounts receivable at December 31, 1996 declined by $221,531 over year-end 1995, while unbilled accounts decreased by $19,176 over the same period for a net decrease of $240,707. The large net decrease in accounts receivable reflects both decreases in sales of standard products and decreases in contract development activity during the last fiscal quarter of 1996, and the fact that the LandRay Technologies Phase I development effort was prepaid in the late third quarter and early fourth quarter 1996.

         Inventories   increased  by  $92,926  over  1995  year-end  levels  due
primarily to completion of sub-assemblies for the Company's electro-optical product line.

         Accounts payable decreased by $41,455 over 1995 year-end levels as a result the timing of vendor payments related to the Company's annual holiday plant closure.

         Deferred  contract   revenues   increased  by  $121,857  from  customer
payments.

         The Company's current cash position, together with anticipated cash flows from operations and new financing through the issuance of Common Stock, are expected by management to be sufficient to finance the Company's operations through December 31, 1997.* However, the actual amount of time that the Company's cash resources last is dependent upon a variety of factors including the timing of obtaining new contracts, the timing of new financings, the success of its current joint ventures and the competition with other vendors. If the Company determines that it requires additional funds prior to December 31, 1997, there can be no assurance that additional funds will be obtainable on reasonable terms, or at all. Any such failure could result in the Company becoming unable to meet its obligations as they come due. If the Company is not successful in replacing the revenue and cash generated by the Boeing Agreement and the Air Force Contract, the Company would continue to experience significant operating losses. The Company does not presently have access to any credit facilities.

         Subsequent to year end, the Company entered into a $1.2 million contract with LandRay Technologies, Inc. ("LandRay"), a joint venture partially owned by the Company, as the first phase of a program to develop Ground Penetrating Radar (GPR) production prototype system to detect precious metals and minerals in subterranean locations. Contract terms call for the Company to develop and deliver an operational GPR sensor assembly, designated the "Seeker," as the first phase of a complete portable system that will identify and target gold deposits behind mine walls. The goal is to detect gold at distances of more than 10 feet beyond the mine tunnel wall surface. Recent propagation tests in an operational gold mine produced encouraging results. The project is expected to be completed within calendar year 1997.* The funds payable to the Company under this joint venture are payable on a milestone basis. Therefore, in the event the Company is unable to achieve the milestones, it will not realize all of such revenue. The failure to meet the required milestones under the LandRay agreement would have a material adverse effect on the Company's results of operations and financial condition. To date approximately $450,000 has been raised by LandRay to fund the $1.2 million contract. Of that amount, $250,000 has been paid to the Company. Receipt of the balance of the contract revenue is also dependent upon the ability of LandRay to raise the balance of the funds needed to fulfill the contract obligations

         On April 10, 1997 the Company closed on a private placement of 4,370,000 shares of its Common Stock with gross proceeds of $1,092,500. The Company agreed to pay a selling agent a placement fee equal to 5% of the gross proceeds of the offering. In addition the Company has agreed to issue to the selling agent Warrants to purchase Common Stock in a number of shares equal to 5% of the total number of shares sold in the offering. The selling agent's Warrants will be exercisable at $0.25 per Share (equal to the offering price of the shares) and will be exercisable for a period of five years. The Company has agreed to register for resale the shares of Common Stock issued in the private placement, as well as the shares issuable upon exercise of the selling agent's warrants.

Factors Affecting Operating Results and Market Price of Stock

Power Spectra operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, these uncertainties include:

History of Losses; Accumulated Deficit. Since its inception, the Company has generally operated at a loss as government contract revenues, which represent most of the historical revenues of the Company, and other sources of income were insufficient to cover general and administrative, research and development and other costs incurred by the Company. The Company recorded net losses of ($3,788,299), ($2,562,230) and ($1,112,507) for the years ended December 31,
1996, December 31, 1995 and December 31, 1994, respectively. At December 31, 1996, the Company had an accumulated deficit of $15,062,956. The Company expects that it will continue to incur losses for the foreseeable future and does not expect to become profitable until its contract revenues increase substantially from current levels or the Company begins to receive significant product sales and license and/or royalty income. There is no assurance that the Company will achieve profitable operations in the foreseeable future, if at all.


-----------------------
*This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Product Development and Enhancements. The development of high power switching components and products, and the development of commercial applications for such components and products, is a complex engineering effort involving significant risk. While the Company believes it has completed development of its core technology, significant additional development efforts must be made in order to achieve commercial acceptance of its products. There is no assurance that the Company will succeed in this effort.

Complex Manufacturing Process. The manufacture of semiconductor-based power switching devices is highly complex and sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the perrformance of personnel and equipment. The Company has periodically experienced yield problems, and there can be no assurance that these problems will not recur. Should the Company experience protracted production delays attributable to manufacturing complexity, its ability to deliver products would be materially affected.

Historical Dependence on Boeing Relationship. From October 1988 through July 1994, the Company received approximately $23,500,000 in research funding from Boeing Electronics Company for development and enhancement of the BASS technology and products. In the years ended December 31, 1994, 1993 and 1992, the Company recognized revenues of $1,600,000, $3,100,000 and $3,700,000, respectively, in connection with the Boeing Research Agreement. Although the Company successfully completed several contracts throughout the duration of this relationship, during 1994, Boeing made the strategic decision to focus its resources on its missile and aircraft business. As part of this decision, Boeing reorganized its electronics company and consolidated it with its Defense and Space Group. The Company will have to look to alternative revenue sources to replace the revenues generated by the Boeing relationship, and there is no assurance that the Company will successfully be able to do so in the short-term, if at all.

Dependence on Boeing Equipment. Boeing has granted the Company the right to use its equipment on a loaned basis for the Company's purposes, subject to annual renewal. Additionally, should the Company desire to acquire title and ownership of the loaned equipment, Boeing and the Company will attempt to negotiate appropriate consideration in return for the transfer of title and ownership. However, there is no assurance that an agreement satisfactory to the Company can be reached. If Boeing chooses to no longer loan the equipment to the Company, as it may do in its sole discretion, and an acceptable agreement for the Company's purchase of the equipment cannot be attained, the Company would be required to find alternative sources of equipment, either for purchase or rent, or would have to outsource its manufacturing while still in possession of a manufacturing facility. Any of these circumstances could cause delays in the manufacture and delivery of the Company's products and could have a material adverse impact on the Company's results of operations.

Expiration of Air Force Contract. The Company's contract with the United States Air Force expired in June 1996, and such contract has been a significant source of revenues since it was awarded to the Company in 1990. The aggregate contract value has increased over the period of the contract, from the Phase I cost-plus-fixed-fee value of $5,192,744 to $10,517,881 as of February 8, 1995. With the termination of the Air Force Contract, it is necessary to find alternative sources of revenue, and there is no assurance that the Company will be successful in accomplishing this result. If the Company is not successful in replacing the revenue and cash generated by the Air Force contract, the Company, will continue to experience significant operating losses and significant negative cash flow. Although the Company has substantially reduced the size of its operations since expiration of the Air Force Contract, there can be no assurance that the Company's revenues and proceeds from the equity financings will be sufficient to allow the Company to support its operating expenses.

Dependence on Government Contracts. A material portion of the Company's business has historically resulted from contracts with or for government agencies. Although the Air Force Contract expired in 1996, the Company hopes to obtain additional government contract work in the future. Competition for government development contracts is intense, and no assurance can be given that the Company will be able to secure significant government contracts in the future. Moreover, general political and economic conditions, which cannot be accurately predicted, directly and indirectly affect the quantity and allocation of expenditures by governmental agencies. Therefore, cutbacks in the federal budget could have a material adverse impact on the Company's prospects of obtaining significant government development contracts.

Limitations on Protection of Intellectual Property. The Company believes its ability to compete effectively with other companies may be materially dependent upon the proprietary nature of its technologies. The Company holds a number of domestic and foreign patents covering various aspects of its BASS technology, but has no patents or patent applications pending on its PSIristor(TM) technology. There is no assurance that any additional patents will be granted to the Company, or that the Company's patents will provide meaningful protection from competition. Moreover, there can be no assurance that any patents will be upheld by a court should the Company seek to enforce its rights against an infringer, or that the Company will have sufficient resources to prosecute its patent and other intellectual property rights. Furthermore, issuance of a valid patent does not prevent other companies from independently developing technology similar to the Company's, and there can be no assurance that any particular aspect of the Company's technology will not be found to infringe the claims of other existing patents. In addition to patent protection, the Company relies to a significant extent on proprietary know-how and trade secrets particularly with respect to its PSIristor(TM), which it considers a highly proprietary invention. There can be no assurance, however, that others will not independently develop superior know-how or obtain access to know-how and trade secrets used by the Company that the Company now considers proprietary.

Future Reliance upon Distributors. Historically, the Company has relied primarily upon a direct sales organization and, to a lesser extent, upon manufacturers' representatives to sell and distribute its commercial products. In order to materially increase revenues and achieve sustained profitability (of which there is no assurance) as the Company continues to commercialize its products, it expects that it will be required to depend to a far greater degree upon distributors. While any particular distributor may have an extensive distribution network, distributors typically represent other third-party suppliers, including competitors of the Company, to whom it may devote greater time, effort and attention. There can be no assurance that the Company will successfully establish the requisite distribution relationships, or that those relationships will result in increased revenues.

Competition. The markets for the Company's products are highly competitive and characterized by rapid technological change, sudden price fluctuations, rapid rates of product obsolescence, periodic shortages of materials and variations in manufacturing yields and efficiencies. The Company's competitive position is affected by all of these factors and by industry competition for effective sales and distribution channels. The Company's potential and existing competitors include major ultrasonic proximity sensor vendors. Most of the Company's competitors have substantially greater financial, technical, marketing and other resources than does the Company. Principal competitive factors include price, performance and features. The Company expects that its markets will become more competitive in the future, and there is no assurance that the Company will be able to successfully compete in its selected markets.

Need to Successfully Launch and Fund New Ventures. The Company believes it must continue to seek and obtain other sources of revenue to continue operations. As part of this strategy, the Company recently negotiated a joint venture, called PEAC Airborne Technologies, Inc. and completed the formation of a second joint venture, called LandRay Technologies, Inc. Both ventures will require additional funding in order to enable the Company and its joint venture partners to carry out their respective plans of operations. PEAC is initially seeking $7,000,000 in equity financing. If the offering is successfully completed, the Company will receive a portion of the net proceeds to develop its ultra-wideband ground penetrating radar ("UWB GPR") technologies. Failure of PEAC to raise the necessary financing will have a material adverse impact on the Company's revenues and cash flows. Although the Company has entered into the LandRay joint venture, its success is dependent upon demonstrating the feasibility of UWB GPR systems capable of locating and identifying minerals and oil and gas formations. There is no assurance that LandRay and the Company will be successful in this regard. Failure of LandRay and the Company to adequately demonstrate such feasibility will have a material adverse impact on the Company's revenues and cash flows. There can be no assurances that the proposed PEAC joint venture will be consummated, that the PEAC and LandRay joint ventures will be able to raise adequate funding on acceptable terms, that the Company will be able to successfully enter into any additional suitable partnership or joint venture arrangements or that such arrangements, when entered into, will prove to be beneficial for the Company and its shareholders. There also can be no assurance that the proposed joint venture agreements, if consummated, will generate sufficient revenues to replace the revenues previously generated by the Air Force contract. Failure to succeed in one or more strategic partnerships or joint venture relationships could have a material adverse effect on the Company's plan of operations and results.

Volatility of Stock Price. The market price of the Common Stock is highly volatile. Factors such as variations in the Company's operating results and announcements of technological innovations or price reductions by the Company, its competitors or providers of alternative products and processes may cause the market price of the Common Stock to fluctuate substantially. In addition, the securities markets have recently experienced substantial price and volume fluctuations that have particularly affected technology-based companies, and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies.

The price of the Company's Common Stock is particularly susceptible to extreme fluctuation because of thin trading volume in the Common Stock and lack of widely available pricing information.

No Assurance of Nasdaq Trading. The Company's Common Stock is currently traded in dealer transactions on the Electronic Bulletin Board maintained by the National Quotation Bureau, Inc., an over-the-counter market in which liquidity is typically limited and price volatility can be great. The Electronic Bulletin Board is generally considered to be a less efficient market because, among other reasons, it does not automatically provide real time quotation. The Company's Common Stock is currently not eligible for quotation on The Nasdaq SmallCap Market, and there is no assurance that the Company will meet the eligibility requirements for quotation on Nasdaq in the foreseeable future.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference herein from , Item 14(a)(1).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 19,1996, the Company dismissed the accounting firm of Ernst & Young LLP, which had previously been engaged as the Company's independent accountant to audit the Company's financial statements. Ernst & Young's reports on the Company's financial condition for the fiscal years ended December 31, 1993 and December 31, 1994 did not contain any adverse opinion or disclaimer of opinion, and such reports were not otherwise modified or qualified as to uncertainty, audit scope or accounting principles, except that Ernst & Youngs's report on the Company's financial condition for the fiscal year ended December 31, 1994 contained a going concern qualification. Furthermore, to the knowledge of current management, during the 1994 and 1995 fiscal years, the Company had no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference to the subject matter of the disagreements in connection with its report(s). The decision to dismiss Ernst & Young was approved by the Company's Board of Directors.

         On January 19,, 1996 the Company retained the accounting firm of Grant Thornton LLP as its principal accountant to audit the Company's financial statements in the future.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

         The Board of Directors,  as presently  constituted,  has seven members.
The  term  of  each  director   continues  until  the  next  Annual  Meeting  of
Shareholders. The names of the directors and certain information about them, are set forth below.
       Name of Director               Age*                Principal Occupation                    Director Since
--------------------------------     --------     -------------------------------------     ---------------------------
Michael I. Gamble                      61         Vice  President of Defense  Contract                      April 1991
                                                  Firm / Consultant
James A. Glaze                         59         Vice     President    of    Industry                       June 1995
                                                  Association
John Hewitt, Jr.                       68         Investment Advisor                                       August 1989
Gene J. Kennedy                        55         Consultant / Counselor                                 November 1990
John W. Pauly                          74         General, U..S. Air Force, Retired                           May 1990
Gordon H. Smith                        68         Chairman   of  the   Board   of  the                    January 1995
                                                  Company,    President    and   Chief
                                                  Executive  of  the   Company,   Rear
                                                  Admiral, U.S. Navy, Retired
Richard A. Williams                    72         Consultant                                              October 1987

--------------------------------
*        As of March 31, 1997

         Except as set forth below, each of the nominees has been engaged in his principal occupation set forth above during the past five years. There are no family relationships between any director or executive officer of the Company.

         Mr. Gamble joined the Company as Director in April 1991 and served as the Company's President and Chief Executive Officer from April 1991 to May 1996. From April 1991 until March 1993 he served as the Company's Secretary, and from April 1991 to November 1993 as he also served as Chief Financial Officer. Prior to joining the Company, Mr. Gamble was with The Boeing Company for 24 years, where he was responsible for concept development, preliminary design and initial market assessment for advanced products and systems. Since October 1996, Mr. Gamble has served as Vice President, Business Development and Planning of ARGOSystems, Inc., a subsidiary of The Boeing Company.

         Mr. Glaze joined the Board of Directors in June 1995. Since August 1993, Mr. Glaze has served as a Vice President of the Semiconductor Industry Association. Prior to August 1993, Mr. Glaze was President of Jmar Technology, Inc., a laser technology developer.

         Mr. Hewitt joined the Board of Directors in August 1989 and was its Chairman from June 1990 to June 1995. Mr. Hewitt founded John Hewitt Investment Counsel, a financial counseling company, in 1962 and has served as its President for more than five years. He was a founding investor in Microwave Electronics Corporation which later became a division of Teledyne, Inc.

         Mr. Kennedy has been in private practice related to organizational and individual counseling and psychotherapy since 1974. In 1981 he was a founding investor and Vice President of Beepers Northwest, Inc., a pager company which was later purchased by McCaw Cellular Communications.

         General Pauly served as the Chairman of the Board and Chief Executive Officer of Systems Control Technology, Inc., a software company, from 1982 until his retirement in 1994. General Pauly is a consultant to the Army Science Board and was a participant in the National Research Council Study on strategic technologies in the Army.

         Admiral Smith joined the Board of Directors in January 1995, and has served as President and Chief Executive Officer of the Company since May 1996. Admiral Smith served as an officer of Lockheed Missiles and Space Co., a space systems manufacturer, from 1988 to 1990. From 1990 to 1994, he served as President and Chief Executive Officer of Sargent Fletcher Company. From October 1994 to November 1995, he served as President and Chief Executive Officer of Sargent Fletcher, Inc., a military aircraft component manufacturer.

         Mr. Williams served as a technical staff manager of Ford Aerospace & Communications Corp., a manufacturer of satellites, from 1965 to 1982. Since 1982, following his retirement, he has been a consultant for Ford Aerospace, Loral Corp., and other high technology firms.

Board Meeting and Committees

         The Board of Directors of the Company held a total of eleven meetings during the fiscal year ended December 31, 1996 (the "Last Fiscal Year"). During the Last Fiscal Year, no director attended fewer than 75% of the aggregate of all meetings of the Board of Directors and committees on which he served, if any.

         The Board has established an Audit Committee and a Compensation Committee. The Audit Committee consists of Messrs. Hewitt, Glaze, and Williams. The Audit Committee recommends engagement of the Company's independent auditors and approves the services performed by such auditors and reviews and evaluates the Company's accounting policies and its systems of internal controls. The Compensation Committee is comprised of Messrs. Pauly, Gamble, Kennedy and Smith. The Compensation Committee recommends to the Board of Directors the compensation of the Company's Chief Executive Officer and determines the compensation levels of the Company's other officers. The Audit Committee and the Compensation Committee held two meetings and six meetings, respectively. The Company does not have a Nominating Committee or a committee performing similar functions.

Director Compensation

         As compensation for their services as directors, non-employee directors receive shares of the Company's Common Stock under the 1991 Director Stock Plan described below and options to purchase Common Stock under the the Director Option Plan, also described below. See "Employee and Director Benefit Plans."

         During 1996, 10,522 shares of Common Stock were issued to each of the following directors pursuant to the 1991 Director Stock Plan: John Hewitt, Jr., Richard A. Williams, John W. Pauly, Gene J. Kennedy, and James A. Glaze. Mr. Gamble and Mr. Smith received 2,890 and 7,632 respectively, and Drury J. Gallagher, a former director of the Company, received 9,007 shares. Additionally, each director is reimbursed for reasonable out-of-pocket expenses incurred in attending meeting of the Board of Directors. Before being appointed President and Chief Executive Officer, Admiral Smith was paid $1,500 per month as non-executive Chairman of the Board. He received $9,000 for such services in the Last Fiscal Year. In addition, heads of committees of the Board of Directors are paid $250 per quarter as compensation for serving in such positions.

         Non-qualified stock options to purchase 10,000 shares of Common Stock were issued to each of the non-employee Directors pursuant to the Director Option Plan in March 1996. See "Employee and Director Benefit Plans" below.

Executive Officers of the Registrant

         The current executive officers of the Company and their ages as of March 31, 1997 are as follows:

    Name              Age              Position
--------------------------------------------------------------------------------
Gordon H. Smith       68               Chairman  of  the  Board,   President,
                                       Chief Executive Officer
Charles C. Byer       52               Executive   Vice   President,    Chief
                                       Operating Officer
Edward J. Lamb        49               Chief Financial Officer, Secretary

         All executive officers serve at the discretion of the Board of Directors and there are no family relationships between any director or executive officer.

         Mr. Byer joined the Company as Executive Vice President in May 1995 and has served as Chief Operating Officer since May 1996. Prior to joining Power Spectra, he was with Beta Phase, Inc., a electrical connector manufacturer, from August 1991 to January 1995, serving as its President. From June 1990 to August 1991, he was founder and President of Emerald Pacific Seafood, a fresh seafood provider. Mr. Byer served in a variety of positions with E. I. DuPont Denemours, Inc., a deversified manufacturing company, from 1973 to 1990.

         Mr. Lamb joined the Company as Controller in March 1992 and has served as Chief Financial Officer since October 1993 and as Secretary since November 1994. Prior to joining Power Spectra, he was Division Controller for Quantic Industries, Inc., a munitions manufacturer from August 1990 to February 1992, and served as Finance Manager for CAE-Link Corporation, a flight simulation systems supplier from June 1988 to August 1990.

         See "Directors of the Registrant" above, for background information on Mr. Smith.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by the Company in the fiscal year ended December 31, 1996 (the "Last Fiscal
Year") to its Chief Executive Officer and the other three executive officers whose total compensation in the Last Fiscal Year exceeded $100,000 (the "Named
Executive Officers").

                                             Summary Compensation Table

                                                                    Annual                    Long-Term
                                                                 Compensation                Compensation
                                                               -----------------       ------------------------
                                                                                          Stock
                                                                                         Options    Stock
                                                                                         Grants       Grants
                                                                     Cash                 (# of     (# of
        Name                Capacity Served           Year       Compensation            Shares)     Shares)
--------------------- ---------------------------- ----------- -----------------       ------------------------
  Gordon H. Smith      Chairman, Chief Executive      1996         $104,457(1)              50,000       7,632
                          Officer, President          1995         $  9,000                 10,000           0
 Michael I. Gamble      Former Chief Executive        1996         $235,953(2)                   0       2,890
                          Officer, President          1995         $163,320                  8,535           0
                                                      1994         $165,000                  5,000           0
  Charles C. Byer      Executive Vice President,      1996         $137,893                      0           0
                        Chief Operating Officer       1995         $ 75,206                 80,000           0
   Edward J. Lamb      Chief Financial Officer,       1996         $107,072                      0           0
                               Secretary              1995         $ 94,630                  4,764           0
                                                      1994         $ 88,087                  5,000           0

(1) Mr. Smith's cash compensation included $95,457 in salary and $9,000 paid to him as non-executive Chairman in 1996. Mr. Smith joined the Board of Directors in January 1995.
(2) Mr. Gamble's 1996 cash compensation includes $103,217 in salary and $105,000 lump sum payment, together with $27,736 for consulting services paid under a separation agreement. The separation agreement requires a minimum payment approximating $27,000 in 1997.


The following table sets forth certain information regarding stock options granted to Mr. Smith, the only Named Executive Officer who received options in the Last Fiscal Year.

                                          Option Grants in Last Fiscal Year

                               Number of Securities      Percent of Total Options
                                Underlying Options         Granted to Employees/      Exercise Price      Expiration
            Name                    Granted (#)          Directors in Fiscal Year         ($/Sh)             Date
            ----                    -----------          ------------------------         ------             ----
      Gordon H. Smith                40,000(1)                     21.0%                  $1.2500          5/2006
      Gordon H. Smith                10,000(2)                     14.3%                  $1.8500          3/2006

-----------------------------
(1) Incentive Stock option granted under 1986 Stock Option Plan. The Option vests over a period of five years. The exercise price of the Option equaled the fair market value of the underlying securities as of the date of the grant. (2) Nonstatuatory option granted under the 1992 Director Option plan. The Option is immediately exercisable. The exercise price of the Option equaled the fair market value of the underlying securities as of the date of the grant.

The following table sets forth the value of all unexercised stock options held on December 31, 1996 by the Named Executive Officers. No Named Executive Officer exercised stock options during the Last Fiscal Year.

                          Fiscal Year-End Option Values

                         Number of Securities Underlying
                         Unexercised Options at Fiscal Year         Value of Unexercised In-The-
                                   End (#)                        Money  Options at Fiscal Year End
      Name               (Exercisable/Unexercisable)              (#)(Exercisable/Unexercisable)
      ----               ---------------------------              ------------------------------
 Gordon H. Smith               40,000/20000                              0/0 (1)
 Michael I. Gamble              133,535/0                                0/0 (1)
 Charles C. Byer               24,000/56,000                             0/0 (1)
 Edward J. Lamb                44,167/10,597                             0/0 (1)

----------------------------------------
(1) Based on the over-the-counter bulletin board closing bid price of the Company's Common Stock price as of December 31, 1991, which was $0.531 per share. The exercise prices of Messrs. Smith, Gamble, Byer, and Lamb's exercisable and unexercisable options granted under the 1986 Stock Option Plan and 1992 Director Option Plan were greater than the closing bid. Consequently, all Named Executive Officers' options are not in-the-money.

Employee and Director Benefit Plans

         The following is a brief summary of plans in effect during the Last Fiscal Year under which officers, directors and employees of the Company received benefits.

         1986 Stock Option Plan. The Company's 1986 Stock Option Plan (the "1986 Plan") was adopted by the Company's Board of Directors in March 1987 and approved by the Company's shareholders in October 1987. A total of 1,690,000 of Common Stock was reserved for issuance under the Option Plan.

         The 1986 Plan is administered by the Board of Directors, which has the authority to select the employees and consultants of the Company (including officers and employee directors) who are to receive option grants and to determine whether each option granted is to be an incentive stock option satisfying the requirements of Section 422A of the Internal Revenue Code of 1986, as amended, or a nonstatuatory stock option. The exercise price of each incentive stock option granted may not be less than 100% of the fair market value of the Company's Common Stock on the date of the grant and the exercise price of a nonstatuatory option may not be less than 85% of the fair market value of the Company's Common Stock on the date of the grant. No option may have a term in excess of ten years measured from the date of grant. The Board of Directors selects the optionees, the number of shares to be subject to each option and the vesting period of options granted under the 1986 Plan. In making such determination, the Board of Directors takes into account the dutites and responsibilities of the employee or consultant, as the case may be, the value of the optionee's services, his or her present and potential contribution to the success of the Company and anticipated number of years of future service and other relevant factors.

         The 1986 Plan expired as to future grants upon adoption of the 1996 Stock Plan in June 1996.



         1996 Stock Plan. The Board of Directors adopted the 1996 Stock Plan (the "1996 Plan") in April 1996 and the Plan was approved by the Company's shareholders in June 1996. A total of 1,500,000 shares of Common Stock were reserved for issuance upon exercise of options granted under the 1996 Plan, in addition to the shares which remained available for issuance under the 1986 Plan. The plan provides for grants in a manner similar to the 1986 Plan and is not a deferred compensation plan under Section 401(a) of the Code and is not subject to the provisions of ERISA. In accordance with Section 162(m) of the Code, the 1996 Plan imposes a limitation on grants to any optionee in any fiscal year so that the aggregate grants in any one year to any optionee may not exceed 300,000 share per fiscal year, provided, however, that new hires may receive additional option grants for no more than 300,000 shares in the year they are hired. In addition, there is a limit of $100,000 on the aggregate fair market value of shares subject to all Incentive Stock Options which are exercisable for the first time in any calendar year by an employee. As of March 31, 1996, options to purchase 9,500 shares had been granted under the 1996 Plan, and 1,614,176 shares were available for future grants.

         The 1996 Plan provides that, in the event of a merger of the Company with or into another corporation, the sale of more than fifty perent (50%) of the Company's voing stock, a sale of substantially all of the Company's assets or a liquidation or dissolution of the Company ("Transfer of Control"), the acquiring or successor corporation may assume or substitute substantially equivalent awards for the awards outstanding. To the extent awards are not assumed or substituted for, they will vest in full prior to the Transfer of Control. To the extent options are not assumed, substituted for, or exercised prior to the Transfer of Control, they will terminate.

         1991 Director Stock Plan. The Company's 1991 Director Stock Plan (the "Stock Plan") was adopted in March 1991 and approved by the Company's shareholders in June 1991. The Company initially reserved 100,000 shares of Common Stock for issuance under the Stock Plan. The shareholders approved increases of 150,000 shares and 200,000 shares in the number of shares available for issuance under the Stock Plan in June 1993 and June 1995, respectively.
Under the Stock Plan, each director who is not an employee or full-time consultant of the Company (an "Outside Director") receives each quarter $3,125 in shares of Common Stock of the Company (based on a price per share equal to the fair market value of the Common Stock on the last day of such quarter). The Company currently has six Outside Directors.

         1992 Director Option Plan. The Company's Director Option Plan was adopted in October 1992 by the Board of Directors, and approved by the shareholders in June, 1993. An aggregate of 230,000 shares of Common Stock was reserved for issuance under the 1992 Director Option Plan (the "Director Option Plan"). Under the 1992 Director Option Plan each Outside Director is automatically granted an option to purchase 10,000 shares each year on the third trading day following the public announcement of the Company's financial results for th preceding fiscal year. Only Outside Directors are eligible to participate in the Director Option Plan. The shareholders approved an increase of 170,000 shares in the number of share available for issuance under the Director Option Plan in June 1996. Each Outside Director was automatically granted an option for 10,000 shares in March 1996. Options granted under the Director Option Plan are nonstatutory options, and do not qualify as "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Security Ownership of Certain Persons

         The following table sets forth the beneficial ownership of Common Stock of the  Company  as of  March  31,  1996 by (1)  each  director,  (2) the  Named
Executive Officers,  (3) all directors and executive officers as a group and (4)
each person known by the Company to be the  beneficial  owner of more than 5% of the Company's Common Stock.
                                                         Shares of Common Stock Beneficially Owned (1)
                                         ------------------------------------------------------------------------------
                 Name                                No. of Shares                   Percent of Total
                 ----                                -------------                   ----------------
Entities   Affiliated   with  Travelers
Group, Inc.
388 Greenwich St.                                        3,414,090                        20.3%
New York, NY 10013 (2)
Michael I. Gamble (3)                                      146,035                          *
James A. Glaze (4)                                          25,348                          *
John Hewitt, Jr. (5)                                       151,057                          *
Gene J. Kennedy (6)                                        478,825                         3.0%
John W. Pauly (5)                                          171,531                          *
Gordon H. Smith (7)                                         88,916                          *
Richard A. Williams (8)                                    157,235                          *
All directors  and  executive  officers
as a group (9 persons) (9)                               1,303,475                         7.8%

* Represents less than 1% of the 16,161,009 shares of Common Stock outstanding on March 31, 1997.


(1) Except as indicated below, the persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.
(2) As reported in Amendment No. 2 to Schedule 13G/A filed by Travelers Group, Inc. on January 30, 1997. Includes shares held by Smith Barney Holdings, Inc. and Smith Barney Mutual Funds Management, Inc., and includes 681,818 shares issuable upon exercise of warrants exercisable within 60 days of March 31, 1997.
(3) Includes 133,535 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997 and 2,500 shares issuable upon exercise of warrants exercisable within 60 days of March 31, 1997.
(4) Includes 10,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997.
(5) Includes 40,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997.
(6) Includes 40,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997 and 5,000 shares issuable upon exercise of warrants exercisable within 60 days of March 31 1997.
(7) Includes 60,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997 and 2,500 shares issuable upon exercise of warrants exercisable within 60 days of March 31, 1997.
(8) Includes 55,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997.
(9) Includes 477,356 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997 held by seven directors, one of whom is also an officer, 10,000 shares issuable to three directors, one of whom is an officer, upon exercise of warrants with 60 days of March 31, 1997, and 77,643 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997 by two officers who are not directors.

         The  following  table sets forth the  beneficial  ownership of Series A
Preferred Stock and Series B Preferred Stock of the Company as of March 31, 1997
by (1) each director and (2) each Named Executive Officer, (3) each holder of 5%
or more of the Series A Preferred Stock and Series B Preferred Stock, and (4) all directors and executive officers as a group.

                                                       Shares of Preferred Stock Beneficially Owned (1)
                                         ------------------------------------------------------------------------------
                 Name                                No. of Shares                 Percent of Class (2)
                 ----                                -------------                 --------------------
Gene J. Kennedy                                                 89                         4.8%
Michael I. Gamble (3)                                           10                          *
John Hewitt, Jr.                                                10                          *
Richard A. Williams                                             10                          *
Edward J. Lamb                                                  10                          *
First  Interstate  Bank,  Custodian for                        500                        19.4%
the benefit of James Ermet Haldan Trust
P.O. Box 30100
Reno, NV 89560
David J. Holmgren (4)                                          308                        18.7%
30 Birch Lane
Coscob, CT 06807
Estate of John C. Cahill (5)                                   185                        11.2%
284 President Avenue
Providence, RI 02906
All directors  and  executive  officers
as a group (9 persons) (8)                                     129                         6.8%

* Represents less than 1% of the total number of shares of Preferred Stock outstanding.
(1) Except as noted below, the persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to all shares of Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable
(2) Represents the percentage obtained by dividing the number of shares of Common Stock into which shares of Series A Preferred Stock and Series B Preferred Stock held by the beneficial owner are convertible by the number of shares of Common Stock into which all outstanding Shares of Series A Preferred Stock and Series B Preferred Stock are convertible.
(3) Represents shares owned jointly by Mr. Gamble and his spouse, Charlotte Anne Gamble.
(4)      Includes 14 shares owned jointly by Mr. Holmgren and his spouse,  Karen
         C. Holmgren.
(5) Does not include 5 shares held by each of Ann Catherine Cahill and Mary Elizabeth Cahill, Mr. Cahill's daughters.

Compliance with Section 16(a) of the Exchange Act

         Based solely on its review of the copies of Forms 3,4, and 5 received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended December 31, 1996, all filing requirements under Section 16(a) of the Securities Exchange Act applicable to its officers, directors and 10% shareholders were complied with.

ITEM 13. CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

Sale of Common Stock

         Between August 1995 and March 1996, the Company sold units of its securities ("Units") with an aggregate value of $5,960,000 in a private placement priced at $1.10 per Unit (the "Private Placement"). Each Unit consisted of one share of Common Stock of the Company and a warrant to purchase one-half of one share of Common Stock. The Company issues Common Stock, or securities convertible into Common Stock, at a price per share less than the offering price of the Units (the "Subsequent Offering Price"), the warrants issued pursuant to the Private Placement become exercisable as to 50% of the underlying shares at the Subsequent Offering Price. The warrants will become exercisable as to the remainder of the underlying shares at the Unit offering price if the Company's Common Stock is not listed on the Nasdaq National Market or the Nasdaq Small Cap Market within two years of the issuance date of such warrants. The Company also agreed to register the Common Stock issued pursuant to the Private Placement with the Securities and Exchange Commission, and to indemnify the holders of such Common Stock under certain circumstances. For further information, see Note 5 to the financial statements included with this Report.

         Among the entities purchasing Units were entities associated with the Travelers' Group, Inc., a holder of more than 10% of the Company's outstanding shares of Common Stock, which purchased 2,727,272 Units. Michael I. Gamble, a director and former President and Chief Executive Officer of the Company, purchased 10,000 Units and Gene J. Kennedy, a director of the Company, purchased 20,000 Units.

Severance Agreement with Executive Officer

         On June 1, 1996, the Company entered into an employment termination and mutual release agreement with Michael I. Gamble, its former President and Chief Executive Officer, and a director of the Company. The agreement provides for a one-time payment of $105,000 to Mr. Gamble. The Company also agreed to pay Mr. Gamble's medical insurance premiums through December 31, 1996, and certain fees for outplacement services and moving expenses. The terms of options to purchase Common Stock held by Mr. Gamble were extended to May 31, 1998.

         In addition, the Company and Mr. Gamble agreed that Mr. Gamble would be available to provide consulting services to the Company for 13 days in each two-month period through May 31, 1997. The Company agreed to pay Mr. Gamble $692.32 for each day he makes himself available to provide such services, whether or not the Company uses his services. For the period from June 1, 1997 to May 31, 1998, Mr. Gamble will provide consulting services to the Company as mutually agreed by the parties from time to time.

         Mr. Gamble agreed to waive any other rights or claims he may have based on his employment relationship with the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND                      Page
         REPORTS ON FORM 8-K                                              ------

a)    1. Financial Statements
         The following documents are filed as part of this report

         Reports of Independent Auditors                                   F-1

         Balance Sheets
            As of December 31, 1996 and 1995                               F-3

         Statements of Operations
            For the years ended December 31, 1996, 1995, and 1994          F-4

         Statement of Stockholders' Equity
            For the years ended December 31, 1996, 1995 and 1994.          F-5

         Statements of Cash Flows
            For the years ended December 31, 1996, 1995, and 1994          F-6

         Notes to Financial Statements                                     F-7

      2. Financial Statement Schedules

         All schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

      3. Exhibits

         3.0(1) Amended and Restated Articles of Incorporation of the Registrant, as filed with the California Secretary of State, November 28, 1988.

         3.1(2)     Certificate of Amendment of Amended and Restated Articles of
                    Incorporation   of  the   Registrant,   as  filed  with  the
                    California Secretary of State, August 30, 1993.

         3.2(2) Certificate of Determination of Preferences of Series A Preferred Stock of the Registrant, as filed with the California Secretary of State, August 30, 1993.

         3.3(7) Certificate of Determination of Preferences of Series B Preferred Stock of the Registrant , as filed with the California Secretary of State, January 4, 1995.

         3.4        Certificate of Amendment of Amended and Restated Articles of
                    Incorporation   of  the   Registrant,   as  filed  with  the
                    California Secretary of State, April 4, 1997.

         3.5(3)     By-Laws of Registrant.

         10.0(2)(6) 1986  Incentive  Stock  Option  Plan as amended and forms of incentive and non-statutory stock option agreements.

         10.1(4)    Research   Agreement  between   Registrant  and  The  Boeing
                    Company.

         10.2(3)    Form  of  Indemnification  Agreement,  entered  into  by the
                    Registrant   with  each  of  its   executive   officers  and
                    directors.

         10.3(3)(6) 1989 Director Incentive Stock Plan.

         10.4(8)    1991 Director Stock Plan.

         10.5(5)(6) Director Option Plan.

         10.6(9) Power Spectra, Inc. Series A Securities Purchase Agreement, dated April 7, 1993.

         10.7(7) Power Spectra, Inc. Series B Securities Purchase Agreement, dated January 13, 1995.

         10.8       Ground Pentrating Radar Development Agreement dated June 19,
                    1996,   between  the  Registrant  and  European   Industries
                    Associates.

         10.9 GPR Systems Development and License Agreement dated December 17, 1996 between the Registrant and LandRay Technologies, Inc.

         10.10      Letter  Agreement  amending  GPR  Systems   Development  and
                    License   Agreement   dated  March  13,  1997   between  the
                    Registrant and LandRay Technologies, Inc.

         10.11 Registration Rights Agreement, dated April 11, 1996 between the Registrant and certain investors.

         11.1       Computation of Loss per Share.

         23.1       Consent of Grant Thornton LLP.

         23.2       Consent of Ernst & Young LLP.

         27.1       Financial Data Schedule.

         ----------------------

         (*)   To be filed by amendment.

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

         (4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. Confidential trea(TM)ent granted as to portions of this agreement.

         (5) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed on January 21, 1993 (No. 33-57280).

         (6) Managerial contract or compensatory plan or arrangement in which the Company's directors or officers participate.

         (7) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         (8) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed on December 26, 1996 (No. 33-18837).

         (9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

b)       Reports on Form 8-K

         None.

c)       Exhibits

         See response to Item 14 (a) 3.

d)       Financial Statement Schedules

         See response to Item 14 (a) 2.

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors and Stockholders
Power Spectra, Inc.

We have audited the accompanying balance sheets of Power Spectra, Inc. (a California corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Spectra, Inc. as of

December 31, 1996 and 1995, and the results of its operations and cash flows for
the  years  then  ended  in  conformity  with  generally   accepted   accounting
principles.


GRANT THORNTON LLP


San Jose, California
February 21, 1997 (except for
Note 10 as to which the date
is April 10, 1997)

                         Report of Independent Auditors


Board of Directors and Stockholders
Power Spectra, Inc.


We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Power Spectra, Inc., for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity and cash flows of Power Spectra, Inc., for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

The Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. The Company's cash position at December 31, 1994, together with anticipated cash flows from operations and new financing through the issuance of Series B Preferred Stock, are expected by management to be sufficient to finance the Company's operations through December 31, 1995. However, if the Company is not successful in replacing the revenue and cash generated by the Boeing Agreement and the United States Air Force contract, the Company, as presently sized, would continue to experience significant operating losses. The 1994 financial statements have been prepared on the basis that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.


                                                  ERNST & YOUNG LLP



San Jose, California
February 17, 1995,
except for Note 3 as to which date is
April 7, 1995

                               Power Spectra, Inc.

                                 Balance Sheets

                                                            December 31,
                                                    ---------------------------
                                                        1996           1995
                                                    -----------     -----------
Assets
Current Assets
        Cash and cash equivalents                   $   843,304     $ 2,395,372
        Accounts receivable                              69,301         290,832
        Unbilled accounts receivable                     25,813          44,989
        Inventories                                     217,744         124,818
        Other current assets                             49,277          73,039
                                                    -----------     -----------
                        Total current assets          1,205,439       2,929,050


Equipment and improvements, at cost
        Furniture and fixtures                          196,574         192,647
        Equipment                                     1,088,013       1,016,094
        Leasehold improvements                           70,487          70,487
        Construction in progress                           --              --
                                                    -----------     -----------
                                                      1,355,074       1,279,228

Accumulated depreciation and
        amortization                                   (986,754)       (860,049)
                                                    -----------     -----------
              Net equipment and improvements            368,320         419,179

Patents, less accumulated  amortization
        of $67,415 and $47,503 in 1996 and
        1995 respectively                                72,993          67,904
Deposits                                                 26,075          26,075

                                                    $ 1,672,827     $ 3,442,208
                                                    ===========     ===========

See accompanying notes

                                                                 December 31,
                                                           1996             1995
                                                       ------------    ------------
Liabilities and stockholders' equity
Current liabilities:
        Accounts payable                               $    161,422    $    202,877
        Accrued compensation expense                        145,049         178,148
        Allowance for contract losses                       100,000         100,000
        Deferred contract revenue                           433,177         311,320
        Accrued professional fees                            76,350          72,162
        Preferred stock dividend payable                     48,747          49,201
        Other accrued expenses                               27,696          48,606
                                                       ------------    ------------
                           Total current liabilities        992,441         962,314


Stockholders' equity
        Preferred stock, no par value; 5,000,000
               shares authorized; issuable in series
            Series A convertible, 1,500 shares
               authorized, 1,044 shares issued,
               791 outstanding (1995 - 799)
               liquidation preference of $791,000           667,720         674,473
            Series B convertible, 1,200 shares
               authorized, 1,153 shares issued,
               1,143 outstanding (1995 - 1,153)
               liquidation preference of $1,143,000         997,806       1,006,536
        Common stock, no par value,
            30,000,000 shares authorized;
            16,125,699 shares issued and
            outstanding (1995 - 13,875,235)              14,077,816      11,878,089
        Accumulated deficit                             (15,062,956)    (11,079,204)
                                                       ------------    ------------
                          Total stockholders' equity        680,386       2,479,894
                                                       ------------    ------------

                                                       $  1,672,827    $  3,442,208
                                                       ============    ============

See accompanying notes

                               Power Spectra, Inc.

                            Statements of Operations

                                                         Year ended December 31,
                                             --------------------------------------------
                                                 1996            1995            1994
                                             ------------    ------------    ------------
Revenues:
      Product sales                          $     35,932    $     87,877    $     82,365
      Contract revenue                            964,182       1,341,748       2,977,733
                                             ------------    ------------    ------------
Total revenues                                  1,000,114       1,429,625       3,060,098


Costs and expenses
      Cost of revenue                           2,587,467       2,235,623       2,468,379
      Sales and marketing                         374,469         494,804         430,111
      Research and development                    714,368         213,667         332,612
      General and administrative                1,203,469       1,062,589         977,541
                                             ------------    ------------    ------------
Total costs and expenses                        4,879,773       4,006,683       4,208,643
                                             ------------    ------------    ------------


Loss from operations                           (3,879,659)     (2,577,058)     (1,148,545)

Interest expense                                        0         (18,126)           (895)
Interest income                                    94,552          37,083          25,611
Other income (expense)                             (3,192)         (4,129)         11,322
                                             ------------    ------------    ------------
Net loss                                     ($ 3,788,299)   ($ 2,562,230)   ($ 1,112,507)
                                             ============    ============    ============


Net loss applicable to common shares         ($ 3,983,752)   ($ 2,751,425)   ($ 1,216,907)
                                             ============    ============    ============
Loss per common share                        ($      0.26)   ($      0.25)   ($      0.12)
                                             ============    ============    ============
Number of shares used in share computation     15,622,268      11,181,541      10,014,163
                                             ============    ============    ============

See accompanying notes


                               Power Spectra, Inc.

                            Statements of Cash Flows

                                                                               Year ended December 31,
                                                               ----------------------------------------------------
                                                                    1996              1995               1994
                                                               ---------------    --------------    ---------------
Operating activities
Net loss                                                          ($3,788,299)      ($2,562,230)       ($1,112,507)
Adjustments to reconcile net loss to cash
      used in operating activities:
           Depreciation and amortization                              146,616           151,425            145,242
           Common stock issued for services and
               director compensation                                   88,508            84,375             84,375
           Changes in operating assets and liabilities:
               Accounts receivable                                    221,531          (260,418)           875,643
               Unbilled accounts receivable                            19,176            65,762            (35,834)
               Inventories                                            (92,926)           97,765           (186,120)
               Other current assets                                    23,762             9,565            (30,631)
               Accounts payable                                       (41,455)           64,834             49,427
               Accrued compensation expense                           (33,099)
               Accrued expenses                                       (17,176)           73,007             14,206
               Deferred contract revenue                              121,857           238,704             (2,257)
                                                               ---------------    --------------    ---------------
Total adjustments                                                     436,794           525,019            914,051
                                                               ---------------    --------------    ---------------
Total cash used in operating activities                            (3,351,505)       (2,037,211)          (198,456)

Investing activities
Equipment and improvements
      Additions                                                       (87,533)          (34,598)          (318,204)
      Disposals                                                        11,687                --              3,050
Patent costs incurred                                                 (25,000)               --             (5,000)
Increase  in deposits                                                      --            (1,075)                --
                                                               ---------------    --------------    ---------------
Total cash used in investing activities                              (100,846)          (35,673)          (320,154)

Financing activities
Proceeds from sale of common stock, net of stock
      issuance costs and repurchases                                2,095,736         3,320,922             (1,568)
Proceeds from sale of preferred stock, net of stock
      issuance costs and repurchases                                       --         1,121,836                 --
Dividends on preferred stock                                         (195,453)         (189,195)          (104,400)
                                                               ---------------    --------------    ---------------
Total cash provided by (used in) financing activities               1,900,283         4,253,563           (105,968)
                                                               ---------------    --------------    ---------------
Increase (decrease) in cash                                        (1,552,068)        2,180,679           (624,578)
Cash and cash equivalents, beginning of period                      2,395,372           214,693            839,271
                                                               ---------------    --------------    ---------------
Cash and cash equivalents, end of period                             $843,304        $2,395,372           $214,693
                                                               ===============    ==============    ===============

Supplemental schedule of noncash financing activities:
      Conversion of preferred stock to common stock                   $15,483          $206,816                 --
                                                               ===============    ==============    ===============
      Common stock and warrants issued in connection with
           financing                                                       --          $115,300                 --
                                                               ===============    ==============    ===============
      Accrual of preferred stock dividends                            $48,747           $49,201            $26,315
                                                               ===============    ==============    ===============
Cash paid during the period for:
      Interest                                                            $0           $18,126               $895
                                                               ===============    ==============    ===============
      Income taxes                                                      $800              $800               $800
                                                               ===============    ==============    ===============

See accompanying notes

                               Power Spectra, Inc.

                       Statements of Stockholders' Equity

           For the three years in the period ending December 31, 1996

                                                      Common Stock                             Preferred Stock
                                              ------------------------------   -----------------------------------------------
                                                                                      Class A                 Class B
                                                                               ----------------------  -----------------------
                                                 Shares          Amount        Shares      Amount       Shares       Amount
                                              -------------  ---------------   -------  -------------  ---------   -----------
Balances at December 31, 1993                    9,948,410       $8,067,869     1,044       $881,289         --            --
    Common stock issued in payment of
        services at $0.94 to $1.25 per share         9,000            9,375        --             --         --            --
    Exercise of stock options:
        at $0.88 per share                           3,922            3,432        --             --         --            --
    Common stock issued to directors for
        directors' fees                             90,924           75,000        --             --         --            --
    Repurchase of common stock
        at $1.06 per share                          (4,706)          (5,000)       --             --         --            --
    Dividends on preferred stock                        --               --        --             --         --            --
    Net loss for the year                               --               --        --             --         --            --
                                              -------------  ---------------   -------  -------------  ---------   ------------
Balances at December 31, 1994                   10,047,550        8,150,676     1,044        881,289         --            --
    Issuance of 1,153 shares of Series B
        Prererred net of issuance costs of
        $31,164 and finders fees of
        $115,300 paid, convertable
        to common stock at $0.78                   147,631          115,300        --             --      1,153     1,006,536
    Exercise of stock options:
        at $0.88 to $1.13 per share                 32,650           28,663        --             --         --            --
    Common stock issued to directors for
        directors' fees                             89,065           84,375        --             --         --            --
    Private placement of common stock at
        $1.10 less issuance costs of $407,900    3,358,326        3,292,259        --             --         --            --
    Conversion of 245 shares of Class A
        Preferred to common at $1.22 per
        share net of allocated preferred
        issuance cost                              200,013          206,816      (245)      (206,816)        --            --
    Dividends on preferred stock                        --               --        --             --         --            --
    Net loss for the year                               --               --        --             --         --            --
                                              -------------  ---------------   -------  -------------  ---------   -----------
Balances at December 31, 1995                   13,875,235       11,878,089       799        674,473      1,153     1,006,536
    Private placement of common stock at
        $1.10 less issuance costs
        of $258,044                              2,060,046        2,008,007        --             --         --            --
    Exercise of stock options:
        at $0.88 to $1.28 per share                 95,945           87,729        --             --         --            --
    Common stock issued to directors for
        directors' fees                             72,138           85,415        --             --         --            --
    Common stock issued in payment of
        services at $1.03 per share                  3,000            3,093        --             --         --            --
    Conversion of 8 shares of Class A
        Preferred to common at $1.22 per
        share net of allocated preferred
        issuance cost                                6,531            6,753        (8)        (6,753)        --            --
    Conversion of 10 shares of Class B
        Preferred to common at $0.78 per
        share net of allocated preferred
        issuance cost                               12,804            8,730        --             --        (10)       (8,730)
    Dividends on preferred stock                        --               --        --             --         --            --
    Net loss for the year                               --               --        --             --         --            --
                                              -------------  ---------------   -------  -------------  ---------   -----------
Balances at December 31, 1996                   16,125,699      $14,077,816       791       $667,720      1,143      $997,806
                                              =============  ===============   =======  =============  =========   ===========

See accompanying notes

                                                                     Total
                                                 Accumulated     stockholders'
                                                    deficit          equity
                                                --------------   --------------
Balances at December 31, 1993                     ($7,110,872)      $1,838,286
    Common stock issued in payment of
        services at $0.94 to $1.25 per share               --            9,375
    Exercise of stock options:
        at $0.88 per share                                 --            3,432
    Common stock issued to directors for
        directors' fees                                    --           75,000
    Repurchase of common stock
        at $1.06 per share                                 --           (5,000)
    Dividends on preferred stock                     (104,400)        (104,400)
    Net loss for the year                          (1,112,507)      (1,112,507)
                                              ----------------   --------------
Balances at December 31, 1994                      (8,327,779)         704,186
    Issuance of 1,153 shares of Series B
        Prererred net of issuance costs of
        $31,164 and finders fees of
        $115,300 paid, convertable
        to common stock at $0.78                           --        1,121,836
    Exercise of stock options:
        at $0.88 to $1.13 per share                        --           28,663
    Common stock issued to directors for
        directors' fees                                    --           84,375
    Private placement of common stock at
        $1.10 less issuance costs of $407,900              --        3,292,259
    Conversion of 245 shares of Class A
        Preferred to common at $1.22 per
        share net of allocated preferred
        issuance cost                                      --               --
    Dividends on preferred stock                     (189,195)        (189,195)
    Net loss for the year                          (2,562,230)      (2,562,230)
                                                --------------   --------------
Balances at December 31, 1995                     (11,079,204)       2,479,894
    Private placement of common stock at
        $1.10 less issuance costs
        of $258,044                                        --        2,008,007
    Exercise of stock options:
        at $0.88 to $1.28 per share                        --           87,729
    Common stock issued to directors for
        directors' fees                                    --           85,415
    Common stock issued in payment of
        services at $1.03 per share                        --            3,093
    Conversion of 8 shares of Class A
        Preferred to common at $1.22 per
        share net of allocated preferred
        issuance cost                                      --               --
    Conversion of 10 shares of Class B
        Preferred to common at $0.78 per
        share net of allocated preferred
        issuance cost                                      --               --
    Dividends on preferred stock                     (195,453)        (195,453)
    Net loss for the year                          (3,788,299)      (3,788,299)
                                                --------------   --------------
Balances at December 31, 1996                    ($15,062,956)        $680,386
                                                ==============   ==============

See accompanying notes

                               Power Spectra, Inc.

                          Notes to Financial Statements

                                December 31, 1996


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

In preparing financial statements in conformity with generally accepted accounting principles (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates.

The Company accounts for its long-term contracts using the percentage-of-completion method. The Company had one long-term contract whose final deliverable was completed in the second quarter of 1996. A reserve of $100,000 has been set up to handle any contingencies, which at this time are unknown, related to this contract.

A material portion of the Company's historical business results from contracts with or for government agencies. There can be no assurances that the Government will continue to fund such contracts or that the Company will prevail and capture such contracts if funded. Additionally, government contracts generally provide for the termination or adjustment of material terms of such contracts at the election of the government, and the government may pursue contractual, administrative, civil, and criminal remedies for improper or illegal activities associated with obtaining and performing government contracts. Administrative remedies include the suspension, debarment, or ineligibility of all or part of a company from receiving government contracts and government-approved subcontracts. As is the case with any company that performs material amounts of business with the federal government, any such action by the government could have a material impact upon the Company's business.

The Company's growth strategy includes the successful completion of products under development, development of new applications, and development of marketing strategies.

The Company's current cash position, together with anticipated cash flows from operations and new financing through the issuance of Common Stock, are expected by management to be sufficient to finance the Company's operations through December 31, 1997.* However, the actual amount of time that the Company's cash resources last is dependent upon a variety of factors including the timing of obtaining new contracts, the timing of new financings, the success of its current joint ventures and the competition with other vendors. If the Company determines that it requires additional funds prior to December 31, 1997, there can be no assurance that additional funds will be obtainable on reasonable terms, or at all. Any such failure could result in the Company becoming unable to meet its obligations as they come due. If the Company is not successful in replacing the revenue and cash generated by the Boeing Agreement and the Air Force Contract, the Company would continue to experience significant operating losses. The Company does not presently have access to any credit facilities.

----------------------
*This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors that could affect future performance.

Unbilled accounts receivable

Unbilled accounts receivable consists of the following:
                                                                                              December 31,
                                                                                    ---------------------------------
                                                                                               1996             1995
                                                                                               ----             ----
December  1996 and 1995 charges on cost plus  contracts  not billed until  January
1996 and 1995, respectively                                                                 $25,813          $44,989
                                                                                            =======          =======

Inventories

Inventories, which are stated at the lower of cost (first-in, first-out basis) or market, consist of the following:

                                                                                              December 31,
                                                                                    ---------------------------------
                                                                                               1996             1995
                                                                                               ----             ----
Work in progress                                                                           $112,949        $  12,692
Purchased Parts                                                                             104,795          112,126
                                                                                            -------          -------
                                                                                           $217,744         $124,818
                                                                                            =======          =======

Depreciation

Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years).

Patents

The cost of patents is being amortized over their statutory lives using the straight-line method.

Research and development contract revenue

Contract revenues are recognized on the percentage-of-completion method based on costs incurred.

Deferred revenues

Deferred revenues are payments made by customers for which the Company has deferred revenue recognition until the contract is closed out.

Loss per common share

Loss per common share is based on the weighted average of common shares outstanding for all periods presented, computed using the net loss after deducting Series A and Series B Preferred Stock dividends in 1996 and 1995, and after deducting Series A Preferred Stock dividends in 1994. Shares issuable upon exercise of stock options have not been included in the calculation as the effect would be anti-dilutive. The Series A and Series B Preferred Stock are not included as their effects are anti-dilutive on an as-if-converted basis.

Cash and cash equivalents

The Company's cash and cash equivalents balance consists of bank demand deposits and money market accounts, none of which has a maturity over three months. The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

401(k) plan

The Company  has adopted a defined  contribution  plan under the  provisions  of
Section 401(k) of the Internal Revenue Code covering all employees. Employees may contribute to the plan and Company contributions are determined annually by the Board of Directors. For the year ended December 31, 1996, Company contributions to the plan were $12,660 (1995--$12,457, 1994--$8,785).

2.  Series A Preferred Stock

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

On December 31, 1995, 245 shares of the Series A Preferred Stock were converted into 200,013 shares of Common Stock and on July 9, 1996, 8 shares of the Series A Preferred Stock were converted into 6,531 shares of Common Stock.

3.  Series B Preferred Stock

In September 1994, the Company designated 1,200 shares of the Preferred Stock as Series B. The Company closed new financing of its Series B Preferred Stock in the aggregate amount of $1,153,000 (1,153 shares) in 1995. Costs incurred in conjunction with the Series B issuance totaled $146,464, of which $31,164 was paid in cash for services, and the remainder, $115,300, was paid in shares of the Company's Common Stock at the Series B conversion price of $0.781 per share. All holders of the Series B Preferred are entitled to receive cumulative dividends at the rate of 10% of the original purchase price of the Series B Preferred per annum, payable on a calendar quarterly basis, after any dividend payments required to be made to the Series A Preferred Stock, and in preference to any dividends on the Common Stock.

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

Each holder of the Series B Preferred has the right to vote that number of shares equal to the number of shares of Common Stock issuable upon conversion. The Series B Preferred Stockholders are entitled to vote with the holders of the Series A Preferred Stock and holders of Common Stock together as a single class on all matters, except as may be required under applicable law and as follows. The Company is precluded, without first obtaining the approval of a majority of the outstanding shares of the Series B Preferred, voting as a separate class, from (1) engaging in any merger, consolidation, sale of substantially all of its assets, or other reorganization in which the holders of Series B Preferred would not receive their full liquidation preference; (2) declaring any dividends on the Common Stock (except dividends payable solely in Common Stock) while any Series B Preferred is outstanding; (3) authorizing or issuing shares of any class or series having rights, preferences, or privileges senior to the Series B Preferred with respect to dividends, liquidation, or redemption, or issuing any convertible debt instruments or debt instruments together with warrants which if converted or exercised would have a preference or priority as to dividends, liquidation, or redemption senior to the Series B Preferred; (4) amending or repealing any provision of, or adding any provision to, the Company's articles of incorporation or by-laws if such action would alter or change the preferences, rights, privileges, or powers of, or the restrictions provided for the benefit of, the Series B Preferred materially and adversely; or (5) reclassifying any shares of Common Stock or any other shares of capital stock into shares having any preference or priority as to dividends, liquidation preference, or redemption rights superior to any such preference or priority of the Series B Preferred.

In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred are entitled to receive, in preference to the holders of Common Stock but subject to the rights of the Series A Preferred Stock on liquidation, an amount equal to the original purchase price per share ($1,000) of the Series B Preferred plus accumulated but unpaid dividends.

On December 17, 1996, 10 shares of the Series B Preferred Stock were converted into 12,804 shares of Common Stock.

4.  Taxes on income

A reconciliation between the Company's effective tax rate and the United States ("U. S.") statutory rate (34%) is as follows:

                                                 Year ended December 31,
                                          1996           1995            1994
                                          ----           ----            ----
Tax (benefit) at U.S. statutory rate  ($1,288,022)   ($  871,158)   ($  378,252)
Operating losses, not utilized          1,288,022        871,158        378,352
                                       -----------    -----------    -----------
Provision for income taxes             $      --      $      --      $      --
                                       ===========    ===========    ===========

At December 31, 1996, the Company had net loss operating carryforwards for federal and state income tax purposes of approximately $13,500,000 and $3,800,000, respectively. The Company also had research and development credit carryforwards for federal tax purposes of approximately $145,000. The net operating loss and credit carryforwards expire in varying amounts through the year 2011.

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

Significant  components of the Company's deferred tax assets and liabilities for
U. S. federal and state income taxes are as follows:

                                                           December 31,
                                                         1996          1995
                                                    -----------    -----------
Deferred tax assets:
         Reserves not deductible for tax purposes   $   120,000    $   120,724
         Book and tax depreciation and
              amortization differences                  (12,000)        (7,094)
         Net operating loss carryforwards             5,036,000      3,647,742
         Tax credit carryforwards                       145,000        144,790
         State taxes                                   (158,000)      (115,106)
                                                    -----------    -----------
Total deferred tax assets                             5,131,000      3,791,056
         Valuation allowance                         (5,131,000)    (3,791,056)
                                                    -----------    -----------
Net deferred tax assets                             $      --      $      --
                                                    ===========    ===========

5.  Common Stock

In August 1995 the Company initiated a private placement of its common stock with a maximum gross proceeds to be raised from the offering of $6,000,000. The placement closed at March 29, 1996. Gross proceeds raised through December 31, 1995 were $3,694,000 and gross proceeds through March 31, 1996 were $5,960,000.

The Company issued units in lieu of single shares of common stock. Each unit consists of one share of common stock and one common stock purchase warrant (the "units"). Each warrant entitles the holder to purchase one-half of a share of common stock and is exercisable for ten years from the date of original issuance of the warrants at the initial closing of the private placement (the "original issuance date"), subject to two vesting conditions described below. Two warrants are required to purchase one share. The units were offered to accredited investors only and were offered at $1.10 per unit (the "unit offering price"). There was no minimum offering amount.

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

         The company has further agreed that for three years from the original issuance date, it will not grant any stock options under its existing or future stock option plans at an exercise price less than 110% of the unit offering price. This plan provision may only be amended or rescinded by the approval of the outstanding shareholders.

The Company has reserved 652,299 shares of Common Stock for the conversion of the Series A Preferred Stock, and 1,476,313 shares of Common Stock for the conversion of the Series B Preferred Stock.

In connection with the private placement issuance of Common Stock in 1995 and 1996, the Company issued for services rendered warrants to acquire 225,765 shares of Common Stock at $1.32 per share. The warrants are fully exercisable and expire March 26, 2001.

Common shares issued for services have been recorded at amounts that approximate the fair value of the shares at time of issuance.

During 1989, 1991,  1993, and 1995, the Company reserved 30,000 shares,  100,000 shares, 150,000 shares, and 200,000 shares, respectively, of Common Stock for issuance to certain non-employee directors under the 1989 and 1991 Director Incentive Stock Plan (Director Plan). Directors must meet certain eligibility requirements for stock awards under the Director Plan. All stock awards are fully vested at the time of grant and are for services rendered to the Company. The number of shares issued is calculated upon a fixed dollar amount and the share price at the date of record.

During 1995 the Company reserved a total of 200,000 additional shares of Common Stock under the 1991 Director Stock Plan. The Company issued 72,138 shares under the Director Plan during 1996 (1995 --89,965, 1994 -- 90,924 shares).

In 1993, the Company had reserved a total of 50,000 shares of Common Stock to issue under the Advisory Board Stock Program. The terms of the Advisory Board Stock Program are similar to those of the 1991 Director Stock Plan except that advisory board members are awarded 1,000 shares per meeting attended. The Company issued 3,000 shares of Common Stock under the Advisory Board Stock Program in 1996 at $1.03 per share (1995 -- issued 4, 000 at $0.88 per share, 1994 -- issued 9,000 shares of Common Stock at $0.94 to $1.25 per share).

Under several stock option plans, the Company has granted options to key employees, consultants, and directors to acquire shares of the Company's Common Stock at prices that are generally equal to fair value at the date of grant. Employees and consultants options generally vest over five years (three years for grants prior to January 1, 1991) and expire if not exercised within ten years of the date of grant. On June 7, 1996 the Company's shareholders approved the 1996 Stock Plan. Under the plan 1,500,000 shares of Common Stock were reserved for issuance upon exercise of options granted under the 1996 plan. Effective with the approval of the 1996 Plan the 1986 Plan was terminated as to future grants, and the shares reserved for issuance under such Plan were made available for issuance under the 1996 Plan. Any reserved shares that are not issued as a result of the termination of existing options under the 1986 Plan before they are exercised, will also be available for grant under the 1996 Plan. Such termination will not affect the shares subject to options currently outstanding under the 1986 Plan. At December 31, 1996, there were 811,458 options issued and outstanding under the 1986 Plan and 9,500 options issued and outstanding under the 1996 Plan.

The Director Option Plan provides for the granting of options to directors to acquire shares of the Company's Common Stock at prices equal to fair value at the date of grant. These options are fully exercisable upon grant and expire if not exercised within ten years from the date of grant. The Company granted options to acquire 70,000 stock shares of Common Stock under the Director Option Plan in 1996 at $1.85 per share (in 1995 granted 70,000 options at $1.16 per share and in 1994 granted options to acquire 60,000 shares of Common Stock at $1.13 per share).

The exercise price of each option generally approximates the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below.

                                                    1995             1996

         Net loss          As reported           $(2,751,425)     $(3,983,752)
         (applicable to    Pro forma              (2,779,525)      (4,056,820)
         common shares)
         Loss per share    As reported                $(0.25)          $(0.26)
                           Pro forma                   (0.25)           (0.26)

The fair value of each option grant is estimated on the date of grant using the Black Scholes options-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: no expected dividends; expected volatility of 200%; weighted average risk-free interest rate of 6.55%; and expected lives of 5 years.

A summary of the status of the company's stock option plan for the three years ended December 31, 1996, and changes during those years is presented below.

                                                         Weighted
                                                         Average
                                                         Exercise
                                            Shares        Price
                                            ------        -----

Outstanding at December 31, 1993          1,169,018       $1.73
Granted                                     201,500        1.04
Exercised                                    (3,922)       0.88
Forfeited                                  (112,500)       1.89
                                            -------
Outstanding at December 31, 1994          1,254,096        1.61
Granted                                     295,773        1.09
Exercised                                   (38,650)       0.88
Forfeited                                  (201,397)       1.80
                                            -------
Outstanding at December 31, 1995          1,309,822        1.49
Granted                                     189,500        1.60
Exercised                                   (95,945)       0.89
Forfeited                                  (313,419)       1.81
                                            -------
Outstanding at December 31, 1996          1,089,958        1.46

The weighted-average fair values of options granted during the years ended December 31, 1995 and 1996 are $0.97 and $1.56, respectively.

The following information applies to options outstanding at December 31, 1996:

         Range of exercise prices            $0.88 - $1.85      $2.00 - $3.75

         Options outstanding                     961,958             128,000
         Weighted average exercise price           $1.30               $2.69
         Weighted-average remaining
           contractual life (years)                    6                   6

         Options exercisable                     795,614             118,600
         Weighted average exercise price           $1.33               $2.73

7.  Development and marketing agreement

In 1991, the Company received from The Boeing Company ("Boeing") $2.8 million for equipment and the construction of a clean room laboratory. In connection with the expiration of the agreement with Boeing in 1994, Boeing agreed to allow the Company continued use of these assets at no cost. Accordingly, these assets are considered to be on loan from Boeing and have not been recorded in the accompanying balance sheets. On an annual basis, Boeing will review the Company's continued use of these assets and such assets may either be returned to Boeing or purchased, at the Company's option, for an amount to be negotiated. In connection with the construction of the clean room laboratory, the Company entered into an agreement to rent office and manufacturing space in a building owned by Boeing for $20,868 per month until February 1997.

In connection with an agreement with Boeing for the development of the Company's Bulk Avalanche Semiconductor Switch (BASS) device, the Company recognized $1.6 million in revenue in 1994. This agreement expired June 30, 1994.

8.  Operating leases

The Company has entered into operating leases for facilities and equipment. The future minimum payments under these leases are as follows:

                           1997                                 29,001
                           1998                                  4,745
                                                             ---------
                           Total minimum payments            $  33,746
                                                             =========

For the year ended December 31, 1996, rent expense was $250,413 (1995 --$250,413, 1994 -- $250,413).

9.  Valuation and Qualifying Accounts

The following are the valuation and qualifying  accounts for deferred tax assets for December 31, 1994, 1995, and 1996. (Dollars in thousands)
                                                          .Additions
                                        -----------------------------------------------
                                                                          Charged to
                                         Balance at      Charged to         other                         Balance at
                                        beginning of      costs and        accounts        Deductions       end of
                                           period         expenses         describe         describe        period
                                        -------------- ---------------- --------------- ----------------- ------------
Year ended December 31, 1996
    Valuation allowance on
        deferred tax assets                    $3,791           $1,340       $      --          $     --       $5,131
Year ended December 31, 1995
    Valuation allowance on
        deferred tax assets                    $2,864            $ 927       $      --         $      --       $3,791
Year ended December 31, 1994
    Valuation allowance on
        deferred tax assets                    $2,475             $389       $      --         $      --       $2,864

10.  Subsequent Events

         Subsequent to year end, the Company entered into a $1.2 million contract with LandRay Technologies, Inc. ("LandRay"), a joint venture partially owned by the Company, as the first phase of a program to develop Ground Penetrating Radar (GPR) production prototype system to detect precious metals and minerals in subterranean locations. Contract terms call for the Company to develop and deliver an operational GPR sensor assembly, designated the "Seeker," as the first phase of a complete portable system that will identify and target gold deposits behind mine walls. The goal is to detect gold at distances of more than 10 feet beyond the mine tunnel wall surface. Recent propagation tests in an operational gold mine produced encouraging results. The project is expected to be completed within calendar year 1997.* The funds payable to the Company under this joint venture are payable on a milestone basis. Therefore, in the event the Company is unable to achieve the milestones, it will not realize all of such revenue. The failure to meet the required milestones under the LandRay agreement would have a material adverse effect on the Company's results of operations and financial condition. To date approximately $450,000 has been raised by LandRay to fund the $1.2 million contract. Of that amount, $250,000 has been paid to the Company. Receipt of the balance of the contract revenue is also dependent upon the ability of LandRay to raise the balance of the funds needed to fulfill the contract obligations

On April 10, 1997 the Company closed on a private placement of 4,370,000 shares of its Common Stock with gross proceeds of $1,092,500. The Company agreed to pay a selling agent a placement fee equal to 5% of the gross proceeds of the offering. In addition the Company has agreed to issue to the selling agent Warrants to purchase Common Stock in a number of shares equal to 5% of the total number of shares sold in the offering. The selling agent's Warrants will be exercisable at $0.25 per share (equal to the offering price of the shares) and will be exercisable for a period of five years. The Company has agreed to register for resale the shares of Common Stock issued in the private placement, as well as the shares issuable upon exercise of the selling agent's warrants.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th Day of April, 1997.


                         Power Spectra, Inc.


                               By:        /s/Gordon H. Smith
                                     ----------------------------------------
                                             Gordon H. Smith
                                     Chairman of the Board
                                     President, Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated:  April 14, 1997                     /s/Gordon H. Smith
                                  -------------------------------------
                                  Gordon H. Smith, Chairman of the Board
                                  President and Chief Executive Officer
                                  Principal Executive Officer

Dated: April 14, 1997                      /s/Edward J. Lamb
                                  -------------------------------------
                                  Edward J. Lamb
                                  Controller and Chief Financial Officer
                                  Principal Financial and Accounting Officer

Dated: April 14, 1997                      /s/Michael I. Gamble
                                  -------------------------------------
                                  Michael I. Gamble, Director

Dated: April 14, 1997                      /s/James A. Glaze
                                  -------------------------------------
                                  James A. Glaze, Director

Dated: April 14, 1997                      /s/John Hewitt, Jr.
                                  -------------------------------------
                                  John Hewitt, Jr., Director

Dated: April 14, 1997                      /s/Gene J. Kennedy
                                  -------------------------------------
                                  Gene J. Kennedy, Director

Dated: April 14, 1997                     /s/John W. Pauly
                                  -------------------------------------
                                  John W. Pauly, Director

Dated: April 14, 1997                      /s/Richard A. Williams
                                  -------------------------------------
                                  Richard A. Williams, Director

                                INDEX TO EXHIBITS

Exhibit
Number                                  Exhibit
------                                  -------

   3.0(1)         Amended  and  Restated   Articles  of   Incorporation  of  the
                  Registrant, as filed with the California Secretary of State, November 28, 1988.

   3.1(2) Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant, as filed with the California Secretary of State, August 30, 1993.

   3.2(2)         Certificate  of  Determination  of  Preferences  of  Series  A
                  Preferred  Stock  of  the   Registrant,   as  filed  with  the
                  California Secretary of State, August 30, 1993.

   3.3(7) Certificate of Determination of Preferences of Series B Preferred Stock of the Registrant , as filed with the California Secretary of State, January 4, 1995.

   3.4 Certificate of Amendment of Amended and Restated Articles of Incorporation of the Registrant, as filed with the California Secretary of State, April 4, 1997.

   3.5(3)         By-Laws of Registrant.

  10.0(2)(6)      1986  Incentive  Stock  Option  Plan as  amended  and forms of incentive and non-statutory stock option agreements.

  10.1(4)         Research Agreement between Registrant and The Boeing Company.

  10.2(3)         Form  of  Indemnification  Agreement,   entered  into  by  the
                  Registrant with each of its executive officers and directors.

  10.3(3)(6)      1989 Director Incentive Stock Plan

  10.4(8)         1991 Director Stock Plan as amended

  10.5(5)(6)      Director Option Plan

  10.6(7)(9)      Power Spectra,  Inc. Series A Securities  Purchase  Agreement,
                  dated April 7, 1993

  10.7(7) Power Spectra, Inc. Series B Securities Purchase Agreement, dated January 13, 1995

  10.8            Ground Penetrating Radar Development  Agreement dated June 19,
                  1996   between  the   Registrant   and   European   Industries
                  Associates.

  10.9(*) GPR Systems Development and License Agreement dated December 17,1996 between the Registrant and LandRay Technologies, Inc.

  10.10 Letter Agreement amending 1 to GPR Systems Development and License Agreement dated March 13, 1997 between the Registrant and Land Ray Technologies, Inc.

  10.11 Registration Rights Agreement dated April 11, 1997 between the Registrant and certain investors

  11.1            Computation of Loss Per Share

  23.1            Consent of Grant Thornton LLP

  23.2            Consent of Ernst & Young LLP

  27.0            Financial Data Schedule

----------------------------
(*)      To be filed by amendment.

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

(4)      Incorporated  by  reference  to  exhibits  filed with the  Registrant's
         Registration Statement on Form S-8 filed on September 1, 1989 (No. 33-30855)

(5) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988. Confidential trea(TM)ent granted as to portions of the agreement.

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

(8) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(9) Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(10) Incorporated by reference from Registrant's Registration Statement on Form S-8 filed on December 26, 1996 (No. 333-18837)