Form 10-Q
period 1997-03-31
POWER SPECTRA INC /CA/
filed 1997-05-14
CIK 777527

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

                                       or

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_______ to _______

                         Commission file number 0-16672

                               Power Spectra, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                 California                              94-2687782
   ----------------------------------------       --------------------------
          (State or other jurisdiction                (IRS Employer
         incorporation or organization)             Identification No.)

            919  Hermosa Court
                Sunnyvale, CA                             94086-4103
   ----------------------------------------       --------------------------
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

                   Yes   X                           No
                        ---                             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practicable date.

                                                    Outstanding at
                    Class                             May 6, 1997
               -------------------                  ---------------
               Shares of Common                       20,553,275
               Stock, no par value

--------------------------------------------------------------------------------

Power Spectra, Inc.
Item 1: Financial Statements
                                 Balance Sheets
                                 (In thousands)
                                                          March 31, December 31,
Assets:                                                     1997        1996
                                                          ---------   ----------
         Current Assets:
                  Cash and cash equivalents                $    329    $    843
                  Accounts receivable                            86          70
                  Unbilled receivables                           26          26
                  Inventories, principally
                    purchased parts                             285         218
                  Other current assets                           27          49
                                                           --------    --------
         Total current assets                                   753       1,206
         Equipment, furniture and
                  leasehold improvements                      1,355       1,355
           Less, accumulated depreciation                    (1,021)       (987)
                                                           --------    --------
           Net fixed assets                                     334         368

         Patents (net of amortization)                           76          73
         Other assets                                            26          26
                                                           --------    --------
Total assets                                               $  1,189    $  1,673
                                                           ========    ========

Liabilities and stockholders' equity:
         Current liabilities:
                  Accounts payable                         $    135    $    161
                  Accrued compensation expense                  103         145
                  Deferred contract revenue                     433         433
                  Allowance for contract losses                 100         100
                  Accrued professional fees                      82          76
                  Preferred stock dividend payable               96          49
                  Other current liabilities                      28          28
                                                           --------    --------
           Total current liabilities                            977         992

Stockholders' equity:
         Preferred stock                                      1,666       1,666
         Common stock                                        14,088      14,078
         Accumulated deficit                                (15,542)    (15,063)
                                                           --------    --------
Total stockholders' equity                                      212         681
                                                           --------    --------
Total liabilities & stockholders' equity                   $  1,189    $  1,673
                                                           ========    ========

See notes to financial statements.

Power Spectra, Inc.
Item 1: Financial Statements

                            Statements of Operations
                      (In thousands except per Share data)

                                                          Three Months Ending
                                                       -------------------------
                                                        March 31,      March 31,
                                                          1997           1996
                                                        --------       ---------

Revenue                                                  $   357        $   172

Costs and expenses:
     Cost of revenue                                         498            581
     Sales and marketing                                      41            102
     Research and development                                 24             88
     General and administrative                              230            269
                                                         -------        -------
Total operating costs                                        793          1,040
                                                         -------        -------
Operating loss                                              (436)          (868)
Other income                                                   4             20
                                                         -------        -------
Loss before income taxes                                    (432)          (848)
Provision for income taxes                                  --                1
                                                         -------        -------
Net loss                                                 $  (432)       $  (849)
                                                         =======        =======

Net loss applicable to common shares                     $  (479)       $  (898)
                                                         =======        =======
Net loss per common share                                $ (0.03)       $ (0.06)
                                                         =======        =======

See notes to financial statements.

Power Spectra Inc.
Item 1: Financial Statements

                            Statements of Cash Flows
                                 (In thousands)
                                                            Three Months Ending
                                                           ---------------------
                                                            March 31,  March 31,
                                                              1997       1996
                                                            ---------  ---------
Cash flows from operating activities:
     Net loss                                                $  (432)   $  (849)
     Adjustments to reconcile net loss
     to cash used in operating activities:
     Depreciation and amortization                                40         34
     Common stock issued for services                             10         25
     Changes in assets and liabilities:
         Accounts receivable                                     (16)       165
         Unbilled receivables                                   --           (8)
         Inventories                                             (67)       (26)
         Other current assets                                     22         46
         Accounts payable                                        (26)       (92)
         Accrued compensation expense                            (43)       (28)
         Other current liabilities                                54        224
                                                             -------    -------
    Net cash used in operating activities                       (458)      (509)
Cash flows from investing activities
   Furniture and equipment additions and disposals, net         --          (32)
   Patent additions                                               (9)       (25)
   Increase in other assets                                     --           (5)
                                                             -------    -------
   Net cash used in investing activities                          (9)       (62)
Cash flows from financing activities
     Preferred stock dividend                                    (47)       (49)
     Proceeds from sale of common stock                         --        2,057
                                                             -------    -------
     Net cash used in financing activities                       (47)     2,008
                                                             -------    -------
Net increase (decrease) in cash and cash equivalents            (514)     1,437
Cash and cash equivalents, beginning of period                   843      2,395
                                                             -------    -------
Cash and cash equivalents, end of period                     $   329    $ 3,832
                                                             =======    =======
Supplemental schedule of cash flow information:
     Cash paid during the period for:
         Interest                                            $  --      $     1
                                                             =======    =======
         Income taxes                                        $  --      $     1
                                                             =======    =======
See notes to financial statements

                               Power Spectra Inc.
                          Notes to Financial Statements
                                 March 31, 1997

1. Basis for Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  Per Share Data:

     Per share information for the quarter ended March 31, 1997 is computed based on the net loss after deducting Series A and Series B Preferred Stock dividends in 1997. The weighted average number of shares outstanding consists of the common stock. The effect of common stock equivalents which would arise from the exercise of common stock options and warrants outstanding (using the treasury stock method) and the conversion of Series A and Series B Preferred Stock have not been included for the quarters ended March 31, 1997 and March 31, 1996, as their effect is anti-dilutive. The weighted average number of shares outstanding at March 31, 1997 and March 31, 1996 were 16,159,440 and 14,147,684, respectively.

3.  Common Stock:

     On April 10, 1997 the Company closed on a private placement of 4,370,000 shares of its Common Stock with gross proceeds of $1,092,500. The Company agreed to pay a selling agent a placement fee equal to 5% of the gross proceeds of the offering. In addition, the Company has agreed to issue to the selling agent Warrants to purchase Common Stock in a number of shares equal to 5% of the total number of shares sold in the offering. The selling agent's Warrants will be exercisable at $0.25 per share (equal to the offering price of the shares) and will be exercisable for a period of five years. The Company has agreed to register for resale the shares of Common Stock issued in the private placement, as well as the shares issuable upon exercise of the selling agent's warrants.

Power Spectra Inc.
Item 2:
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



     This  Report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forwardlooking statements contained herein are subject to certain risks and uncertainties, including those discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, that could cause actual results to differ materially from those projected or discussed. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company has attempted to identify forward-looking statements contained in this report with an asterisk (*).

Results of Operations:

     Revenue for the first quarter ended March 31, 1997 was $357,000 compared to $172,000 for the same period ending March 31, 1996, an increase of $185,000. Revenues in the 1997 quarter from the Company's $1,200,000 contract with LandRay Technologies, Inc. (LandRay), a joint venture partially owned by the Company, were $250,000, or 70% of total revenues, whereas revenues from a contract from the U.S. Air Force were $125,000, or 73% of total revenues, in the first quarter of 1996. Revenues from other contracts and products increased by $60,000 from the first quarter of 1996.

     The 1997 first quarter loss was $432,000, a decrease of $417,000 over the net loss of $849,000 recorded in the 1996 first quarter. This decrease was attributable to a $247,000 decrease in expenditures, and a $185,000 increase in revenues.

     The cost of revenue decreased by $83,000 for the first quarter of 1997 over the same period in 1996 due to reduced overhead personnel expenditures. Sales and marketing expenses decreased by $61,000 from first quarter 1996 as a result of reduced personnel, consulting, and travel costs, while research and development expenses also decreased by $64,000. The 1997 decrease in R&D was attributable to reduced expenditures on consulting and other outside services. General and administrative costs also decreased by $39,000 from 1996 levels due primarily to reduced personnel costs.

     Other income decreased in the first quarter of 1997 compared to the same period of 1996 by $16,000 as a result of lower interest income.

Liquidity and Capital Resources:

     During the 1997 first quarter, cash and cash equivalents decreased by $514,000 due primarily to the net loss from operations and increased inventories. Accounts receivable increased by $16,000, or 23% as product shipments increased. Inventories increased by 31%, or $67,000, from December 31, 1996, in anticipation of increased industrial product sales. Other current assets decreased by $22,000 primarily due to expiration of prepaid insurance during the period.

     Accounts payable decreased 16% from December 31, 1996, to $135,000 at March 31, 1997 due primarily to reduced operating costs. The accrued compensation expense balance decreased by $43,000, a 30% decrease over the balance at December 31, 1996, primarily due to the timing of payroll expenditures. The $54,000 increase in other current liabilities was due primarily to deferral to later periods of the accrued dividends on the Series A and Series B Preferred Stock.

     Backlog at March 31, 1997, was $953,000 of which 99% consisted of commitments under the LandRay contract as opposed to the March 31, 1996 where backlog was $690,000 of which 88% was related to the Air Force contract. Management expects the LandRay contract to be completed by December 31, 1997.*

     On April 10, 1997 the Company closed on a private placement of 4,370,000 shares of its Common Stock with gross proceeds of $1,092,500. The Company agreed to pay a selling agent a placement fee equal to 5% of the gross proceeds of the offering. In addition, the Company has agreed to issue to the selling agent Warrants to purchase Common Stock in a number of shares equal to 5% of the total number of shares sold in the offering. The selling agent's Warrants will be exercisable at $0.25 per share (equal to the offering price of the shares) and will be exercisable for a period of five years. The Company has agreed to register for resale the shares of Common Stock issued in the private placement, as well as the shares issuable upon exercise of the selling agent's warrants.

Factors Affecting Future Results:

     The Company's current cash position, together with anticipated cash flows from operations, is expected by management to be sufficient to finance the Company's operations through December 31, 1997.* However, the actual amount of time that the Company's cash resources last is dependent upon a variety of factors including the timing of obtaining new contracts, the timing of new financings, the success of its current joint ventures and the competition with other vendors. If the Company determines that it requires additional funds prior to December 31, 1997, there can be no assurance that additional funds will be obtainable on reasonable terms, or at all. Any such failure could result in the Company becoming unable to meet its obligations as they come due. In addition, if the Company is not successful in replacing the revenue and cash generated by the United States Air Force contract, the Company as presently sized, would continue to experience significant operating losses. The Company does not presently have access to any credit facilities.

Power Spectra Inc.
Part II -  Other Information



ITEM 1.           LEGAL PROCEEDINGS.

                  None.

ITEM 2.           CHANGES IN SECURITIES.

                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         a. The company held a Special Meeting of Shareholders (the "Meeting") on January 13, 1997. Proxies were solicited for the Meeting.

         b. The only matter voted on at the Meeting was a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock to 55,000,000. The proposal was approved. Of the 18,234,191 shares eligible to vote at the Meeting, 12,951,008 were voted in favor of the proposal, 762,877 were voted against the proposal, and 20,035 were abstained from voting.

ITEM 5.           OTHER INFORMATION.

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  27.1 Financial Data Schedule

         b.       Reports on Form 8-K during the quarter ended March 31, 1997

                  During the period covered by this report, the Company did not file any reports on Form 8-K.

                               Power Spectra Inc.
                                 March 31, 1997




                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Power Spectra Inc.



         Date: May 13, 1997           By: /s/ Edward J. Lamb
              ------------------         ---------------------
                                              Edward J. Lamb
                                              Chief Financial Officer, Secretary
                                              (Principal Accounting and
                                              Finance Officer)

                                  Exhibit Index


Exhibit
   No.            Description
--------          -----------

27.1              Financial Data Schedule