Form 10-K/A
period 1996-12-31
POWER SPECTRA INC /CA/
filed 1997-05-16
CIK 777527

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark one)

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

         This Report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Report. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase that contains the forward-looking statement. The reader is cautioned that other sentences or phrases not so identified may also contain forward-looking information.

ITEM 1.  BUSINESS

General

         Power Spectra, Inc. ("Power Spectra," the "Company," or the "Registrant") is a California corporation organized in 1979 and operates as a single business segment. Prior to 1990, the Company was a development stage company.

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

         Development of a new line of semiconductor products, using advanced gallium arsenide switching technology to enhance the Company's laser driver technology, was launched. Initially undertaken to support the Company's BASS(TM)-based systems, the Company believes that such a product line has broader applications, and the Company's goals for this product line are now focused on mass industrial and military markets not associated with the BASS(TM).*

         In 1996 the Company changed the main focus of its business efforts from the military market to the commercial sector. The Company has identified and begun the development of the initial products and services for three separate commercial applications, each with significant market and profit potential for the Company.* These initiatives are: 1) a joint venture for the development of a commercial Ground-Penetrating Radar ("GPR") based mineral and petroleum exploration system; 2) a joint venture for the development of a helicopter-mounted GPR system for the location and identification of buried artifacts; and 3) the development and marketing of an electro-optical range finder for the industrial marketplace.

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

         The PGS-401, a 2.5 KW impulse transmitter, was introduced early in 1994. At the end of the year, a lower cost, lower performance version, the PGS-402, was introduced. Subsequently, the PGS-403, PGS-404, and PGS-405 have been introduced. The PGS-401 and PGS-402 are no longer offered for sale. The Company believes that these products have applications for GPR, test instrumentation, electronic warfare, and communications.*

         In mid-1995, the Company introduced an industrial laser-ranging product based on the Pulsed Optical Source (POS(TM)) to address existing industrial markets. Although the initial prototype experienced difficulty in its ability to calculate range accurately, a new design is presently being tested and shows promise of lower manufacturing costs.

         Several variants of the BASS-01X were produced and sold during 1995 and 1996. The BASS-02X and BASS-03X produce waveforms and power levels different from the basic BASS-01X. These were developed to match specific customer needs. All of the BASS-0XX series are packaged in a common, 81-cubic inch, six-pound package.

         To date, the Company has not generated significant revenues from sales of commercial products. There can be no assurance that any of these aforementioned commercial products will be accepted in their target markets, that the Company will be successful in developing additional new products, that the Company will not experience delays in developing such products, or that such products will achieve commercial success. A sustained failure to successfully develop and sell new products would have a material adverse effect on the Company's business and its results of operations.

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

         The Company seeks a balance between industrial or standard products, and the major research and development efforts that have sustained the Company in the past. In the military sector, the Company believes that the markets for systems in which the Company's BASS(TM) and PSIristor(TM) technologies could play a major role may experience less drastic cutbacks than weapons systems suitable only for strategic warfare.* The Company also believes that U.S. Government spending is being increasingly directed towards research and development of innovative technologies such as the BASS(TM) and PSIristor(TM).* Also, advanced radar and electronic warfare systems were shown to be particularly effective in "Desert Storm." The military, has in the past, publicly stated that technology may allow leveraging strike force effectiveness in regional conflicts, and protection for forces from battlefield hazards. Currently, mine detection capabilities are being evaluated and debated by the military and in the national press.

         The marketing goals of the Company include obtaining advanced development contracts for new hardware based on equipment successfully delivered to military customers while continuing to expand its industrial/commercial product line. The Company believes that, its products improved in several respects during 1996 through miniaturization and increased reliability resulting from ongoing developmental work. The Company believes that the unique characteristics of the BASS(TM) and PSIristor(TM) make the products attractive for a variety of potential new applications.*

         The Company's marketing activities for its gallium arsenide products are conducted by an internal marketing staff. The Company's marketing activities include advertising in selected trade publications and participation in trade shows, symposia, and conferences.

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

 ITEM 2. PROPERTIES

         In late February 1992, the Company moved its headquarters from Fremont, California, to Sunnyvale, California, to combine all operations at a new site where the Company's semiconductor processing facility was installed. The Company leased 25,000 square feet of space at 919 Hermosa Court, Sunnyvale, California, under a five-year lease (with an option to renew for a two-year period) which commenced February 3, 1992. The Company is currently negotiating renewal option terms. Payments under the lease totaled $250,413 in 1996. The Company believes that its current site is sufficient to house the Company's operations for the next twelve months.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table reflects selected financial data for the five fiscal years ended December 31, 1996. The selected financial data as of and for each of the years in the five-year period ended December 31, 1996, are derived from the audited financial statements of the Company. The financial statements as of December 31, 1995 and 1996, and for the years then ended, have been audited by Grant Thornton LLP, independent accountants, and are included elsewhere in this Report. The statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1994, were audited by Ernst &
Young LLP, and are included elsewhere in this Report. The 1994, 1993 and 1992 balance sheet data and the 1993 and 1992 statements of operation selected financial data presented below were derived from the Company's audited financial statements for those periods, but are not presented elsewhere in this report.
The data set forth below should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

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

         The revenue recognized under the Air Force Contract accounted for 24% of the Company's revenue in 1996 and 57% in 1995. Revenues recognized from the Company's Phase I development effort with the LandRay Technologies, Inc. ("LandRay") joint venture accounted for $550,000, or 55%, of the Company's revenues in 1996. During 1996, the Company was unable to add significant new contract revenues other than from the LandRay Technologies joint venture, and, as a result, although operating expenses have been reduced, the Company's results of operations, and financial condition have been materially adversely affected.

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

         Accounts receivable at December 31, 1996 declined by $221,531 over year-end 1995, while unbilled accounts decreased by $19,176 over the same period for a net decrease of $240,707. The large net decrease in accounts receivable reflects both decreases in sales of standard products and decreases in contract development activity during the last fiscal quarter of 1996, and the fact that the LandRay Phase I development effort was prepaid in the late third quarter and early fourth quarter 1996.

         Inventories   increased  by  $92,926  over  1995  year-end  levels  due
primarily to completion of sub-assemblies for the Company's electro-optical product line.

         Accounts payable decreased by $41,455 over 1995 year-end levels as a result the timing of vendor payments related to the Company's annual holiday plant closure.

         Deferred contract revenues increased by $121,857 due to increase in customer payments.

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

         In December 1996 the Company entered into a $1.2 million contract with LandRay, a joint venture partially owned by the Company, as the first phase of a program to develop GPR production prototype system to detect precious metals and minerals in subterranean locations. Contract terms call for the Company to develop and deliver an operational GPR sensor assembly, designated the "Seeker," as the first phase of a complete portable system that will identify and target gold deposits behind mine walls. The goal is to detect gold at distances of more than 10 feet beyond the mine tunnel wall surface. Recent propagation tests in an operational gold mine produced encouraging results. The project is expected to be completed within calendar year 1997.* The funds payable to the Company under this joint venture are payable on a milestone basis. Therefore, in the event the Company is unable to achieve the milestones, it will not realize all of such revenue. The failure to meet the required milestones under the LandRay agreement would have a material adverse effect on the Company's results of operations and financial condition. To date approximately $450,000 has been raised by LandRay to fund the $1.2 million contract. Of that amount, $250,000 has been paid to the Company. Receipt of the balance of the contract revenue is also dependent upon the ability of LandRay to raise the balance of the funds needed to fulfill the contract obligations

         On April 10, 1997 the Company closed on a private placement of 4,370,000 shares of its Common Stock with gross proceeds of $1,092,500. The Company agreed to pay a selling agent a placement fee equal to 5% of the gross proceeds of the offering. In addition the Company has agreed to issue to the selling agent warrants to purchase a number of shares of its Common Stock equal to 5% of the total number of shares sold in the offering. The selling agent's warrants will be exercisable at $0.25 per share (equal to the offering price of the shares in the private placement) and will be exercisable for a period of five years. The Company has agreed to register for resale the shares of Common Stock issued in the private placement, as well as the shares issuable upon exercise of the selling agent's warrants.

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


-----------------------
*This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Factors Affecting Operating Results and Market Price of Stock" for a discussion of factors that could affect future performance.

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

Need to Successfully Launch and Fund New Ventures. The Company believes it must continue to seek and obtain other sources of revenue to continue operations. As part of this strategy, the Company recently negotiated a joint venture, called PEAC Airborne Technologies, Inc. and completed the formation of the LandRay joint venture. Both ventures will require additional funding in order to enable the Company and its joint venture partners to carry out their respective plans of operations. PEAC is initially seeking $7,000,000 in equity financing. If the offering is successfully completed, the Company will receive a portion of the net proceeds to develop its ultra-wideband ground penetrating radar ("UWB GPR") technologies. Failure of PEAC to raise the necessary financing will have a material adverse impact on the Company's revenues and cash flows. Although the Company has entered into the LandRay joint venture, its success is dependent upon demonstrating the feasibility of UWB GPR systems capable of locating and identifying minerals and oil and gas formations. There is no assurance that LandRay and the Company will be successful in this regard. Failure of LandRay and the Company to adequately demonstrate such feasibility will have a material adverse impact on the Company's revenues and cash flows. There can be no assurances that the proposed PEAC joint venture will be consummated, that the PEAC and LandRay joint ventures will be able to raise adequate funding on acceptable terms, that the Company will be able to successfully enter into any additional suitable partnership or joint venture arrangements or that such arrangements, when entered into, will prove to be beneficial for the Company and its shareholders. There also can be no assurance that the proposed joint venture agreements, if consummated, will generate sufficient revenues to replace the revenues previously generated by the Air Force contract. Failure to succeed in one or more strategic partnerships or joint venture relationships could have a material adverse effect on the Company's plan of operations and results.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference herein from Item 14(a)(1).


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

         On January 19, 1996 the Company retained the accounting firm of Grant Thornton LLP as its principal accountant to audit the Company's financial statements in the future.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

         The Board of Directors,  as presently  constituted,  has seven members.
The  term  of  each  director   continues  until  the  next  Annual  Meeting  of
Shareholders. The names of the directors and certain information about them, are set forth below.
   Name of Director          Age*            Principal Occupation          Director Since
------------------------     ----    ----------------------------------    --------------
Michael I. Gamble            61      Vice President of Defense Contract        April 1991
                                     Firm / Consultant
James A. Glaze               59      Vice President of Industry                 June 1995
                                     Association
John Hewitt, Jr.             68      Investment Advisor                       August 1989
Gene J. Kennedy              55      Consultant / Counselor                 November 1990
John W. Pauly                74      General, U.S. Air Force, Retired            May 1990
Gordon H. Smith              68      Chairman  of  the Board of the          January 1995
                                     Company, President and Chief
                                     Executive of the Company, Rear
                                     Admiral, U.S. Navy, Retired
Richard A. Williams          72      Consultant                              October 1987

------------------------
*        As of March 31, 1997

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

         The Board has established an Audit Committee and a Compensation Committee. The Audit Committee consists of Messrs. Hewitt, Glaze, and Williams. The Audit Committee recommends engagement of the Company's independent auditors and approves the services performed by such auditors and reviews and evaluates the Company's accounting policies and its systems of internal controls. The Compensation Committee is comprised of Messrs. Pauly, Gamble, Kennedy and Smith. The Compensation Committee recommends to the Board of Directors the compensation of the Company's Chief Executive Officer and determines the compensation levels of the Company's other officers. The Audit Committee and the Compensation Committee held two meetings and six meetings in 1996, respectively. The Company does not have a Nominating Committee or a committee performing similar functions.

Director Compensation

         As compensation for their services as directors, non-employee directors receive shares of the Company's Common Stock under the 1991 Director Stock Plan described below and options to purchase Common Stock under the the Director Option Plan, also described below. See "Employee and Director Benefit Plans."

         During 1996, 10,522 shares of Common Stock were issued to each of the following directors pursuant to the 1991 Director Stock Plan: John Hewitt, Jr., Richard A. Williams, John W. Pauly, Gene J. Kennedy, and James A. Glaze. Mr. Gamble and Mr. Smith received 2,890 and 7,632 respectively, and Drury J. Gallagher, a former director of the Company, received 9,007 shares. Additionally, each director is reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors. Before being appointed President and Chief Executive Officer, Admiral Smith was paid $1,500 per month as non-executive Chairman of the Board. He received $9,000 for such services in the Last Fiscal Year. In addition, heads of committees of the Board of Directors are paid $250 per quarter as compensation for serving in such positions.

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

         Mr. Lamb joined the Company as Controller in April 1992 and has served as Chief Financial Officer since October 1993 and as Secretary since November 1994. Prior to joining Power Spectra, he was Division Controller for Quantic Industries, Inc., a munitions manufacturer from August 1990 to February 1992, and served as Finance Manager for CAE-Link Corporation, a flight simulation systems supplier from June 1988 to August 1990.

         See "Directors of the Registrant" above, for background information on Mr. Smith.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by the Company in the fiscal year ended December 31, 1996 (the "Last Fiscal
Year") to its Chief  Executive  Officer and the other three  executive  officers
(the "Named  Executive  Officers")  whose total  compensation in the Last Fiscal
Year exceeded $100,000.

                                             Summary Compensation Table

                                                                    Annual                    Long-Term
                                                                 Compensation                Compensation
                                                               -----------------       ------------------------
                                                                                          Stock
                                                                                         Option      Stock
                                                                                         Grants       Grants
                                                                     Cash                 (# of      (# of
        Name                Capacity Served           Year       Compensation            Shares)     Shares)
--------------------- ---------------------------- ----------- -----------------       ------------------------
  Gordon H. Smith      Chairman, Chief Executive      1996         $104,457(1)              50,000       7,632
                       Officer, President             1995         $  9,000                 10,000           0
  Michael I. Gamble    Former Chief Executive         1996         $235,953(2)                   0       2,890
                       Officer, President             1995         $163,320                  8,535           0
                                                      1994         $165,000                  5,000           0
  Charles C. Byer      Executive Vice President,      1996         $137,893                      0           0
                       Chief Operating Officer        1995         $ 75,206                 80,000           0
  Edward J. Lamb       Chief Financial Officer,       1996         $107,072                      0           0
                       Secretary                      1995         $ 94,630                  4,764           0
                                                      1994         $ 88,087                  5,000           0

(1) Mr. Smith's cash compensation included $95,457 in salary and $9,000 paid to him as non-executive Chairman in 1996. Mr. Smith joined the Board of Directors in January 1995.
(2) Mr. Gamble's 1996 cash compensation included $103,217 in salary and a $105,000 lump sum payment, together with $27,736 for consulting services paid under a separation agreement. The separation agreement requires a minimum payment approximating $27,000 in 1997.


The following table sets forth certain information regarding stock options granted to Mr. Smith, the only Named Executive Officer who received options in the Last Fiscal Year.

                                          Option Grants in Last Fiscal Year

                               Number of Securities      Percent of Total Options
                                Underlying Options         Granted to Employees/      Exercise Price      Expiration
            Name                    Granted (#)          Directors in Fiscal Year         ($/Sh)             Date
            ----                    -----------          ------------------------         ------             ----
      Gordon H. Smith                40,000(1)                     21.0%                  $1.2500          5/2006
      Gordon H. Smith                10,000(2)                      5.3%                  $1.8500          3/2006

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

                          Fiscal Year-End Option Values

                         Number of Securities Underlying
                         Unexercised Options at Fiscal Year         Value of Unexercised In-The-
                                   End (#)                        Money  Options at Fiscal Year End
      Name               (Exercisable/Unexercisable)              (#)(Exercisable/Unexercisable)
      ----               ---------------------------              ------------------------------
 Gordon H. Smith               40,000/20,000                             0/0 (1)
 Michael I. Gamble              133,535/0                                0/0 (1)
 Charles C. Byer               24,000/56,000                             0/0 (1)
 Edward J. Lamb                44,167/10,597                             0/0 (1)

----------------------------------------
(1) Based on the over-the-counter bulletin board closing bid price of the Company's Common Stock price as of December 31, 1996, which was $0.531 per share. The exercise prices of Messrs. Smith, Gamble, Byer, and Lamb's exercisable and unexercisable options granted under the 1986 Stock Option Plan and 1992 Director Option Plan were greater than the closing bid. Consequently, all Named Executive Officers' options were not in-the-money.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Security Ownership of Certain Persons

         The following table sets forth the beneficial ownership of Common Stock of the  Company  as of  March  31,  1997 by (1)  each  director,  (2) the  Named
Executive Officers,  (3) all directors and executive officers as a group and (4)
each person known by the Company to be the  beneficial  owner of more than 5% of the Company's Common Stock.
                                           Shares of Common Stock Beneficially Owned (1)
                                         -----------------------------------------------
                 Name                      No. of Shares              Percent of Total
                 ----                      -------------              ----------------
Entities   Affiliated   with  Travelers
Group, Inc.
388 Greenwich St.                              3,414,090                   20.3%
New York, NY 10013 (2)
Charles O. Byer (3)                               28,000                     *
Michael I. Gamble (4)                            154,810                     *
James A. Glaze (5)                                25,348                     *
John Hewitt, Jr. (6)                             151,067                     *
Gene J. Kennedy (7)                              478,825                    3.0%
Edward J. Lamb (8)                                49,643                     *
John W. Pauly (6)                                171,531                    1.1%
Gordon H. Smith (9)                               88,916                     *
Richard A. Williams (10)                         156,335                     *
All directors  and  executive  officers
as a group (9 persons) (11)                    1,304,475                    7.8%

----------
* Represents less than 1% of the 16,161,009 shares of Common Stock outstanding on March 31, 1997.


(1) Except as indicated below, the persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.
(2) As reported in Amendment No. 2 to Schedule 13G/A filed by Travelers Group, Inc. on January 30, 1997. Includes shares held by Smith Barney Holdings, Inc. and Smith Barney Mutual Funds Management, Inc., and includes 681,818 shares issuable upon exercise of warrants exercisable within 60 days of March 31, 1997.
(3) Includes 28,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997.
(4) Includes 133,535 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997 and 2,500 shares issuable upon exercise of warrants exercisable within 60 days of March 31, 1997.
(5) Includes 10,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997.
(6) Includes 40,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997.
(7) Includes 40,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997 and 5,000 shares issuable upon exercise of warrants exercisable within 60 days of March 31, 1997.
(8) Includes 49,643 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997.
(9) Includes 60,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997 and 2,500 shares issuable upon exercise of warrants exercisable within 60 days of March 31, 1997.
(10) Includes 55,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997.
(11) Includes 477,356 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997 held by seven directors, one of whom is also an officer, 10,000 shares issuable to three directors, one of whom is an officer, upon exercise of warrants exercisable within 60 days of March 31, 1997, and 77,643 shares issuable upon exercise of options exercisable within 60 days of March 31, 1997 by two officers who are not directors.

         The  following  table sets forth the  beneficial  ownership of Series A
Preferred Stock and Series B Preferred Stock of the Company as of March 31, 1997
by (1) each director and (2) each Named Executive Officer, (3) each holder of 5%
or more of the Series A Preferred Stock and Series B Preferred Stock, and (4) all directors and executive officers as a group.

                                           Shares of Common Stock Beneficially Owned (1)
                                         -----------------------------------------------
                 Name                      No. of Shares             Percent of Total(2)
                 ----                      -------------             -------------------
Gene J. Kennedy                                 89                         4.8%
Michael I. Gamble (3)                           10                          *
John Hewitt, Jr.                                10                          *
Richard A. Williams                             10                          *
Edward J. Lamb                                  10                          *
First  Interstate  Bank,  Custodian for        500                        19.4%
the benefit of James Ermet Haldan Trust
P.O. Box 30100
Reno, NV 89560
David J. Holmgren (4)                          308                        18.7%
30 Birch Lane
Coscob, CT 06807
Estate of John C. Cahill (5)                   185                        11.2%
284 President Avenue
Providence, RI 02906
All directors  and  executive  officers
as a group (9 persons)                         129                         6.8%

----------
* Represents less than 1% of the total number of shares of Preferred Stock outstanding.
(1) Except as noted below, the persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to all shares of Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable
(2) Represents the percentage obtained by dividing the number of shares of Common Stock into which shares of Series A Preferred Stock and Series B Preferred Stock held by the beneficial owner are convertible by the number of shares of Common Stock into which all outstanding Shares of Series A Preferred Stock and Series B Preferred Stock are convertible.
(3) Represents shares owned jointly by Mr. Gamble and his spouse, Charlotte Anne Gamble.
(4)      Includes 14 shares owned jointly by Mr. Holmgren and his spouse,  Karen
         C. Holmgren.
(5) Does not include 5 shares held by each of Ann Catherine Cahill and Mary Elizabeth Cahill, Mr. Cahill's daughters.

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

a)    1. Financial Statements
         The following documents are filed as part of this report

         Reports of Independent Auditors                                   F-1

         Balance Sheets
            As of December 31, 1996 and 1995                               F-3

         Statements of Operations
            For the years ended December 31, 1996, 1995, and 1994          F-4

         Statement of Stockholders' Equity
            For the years ended December 31, 1996, 1995, and 1994          F-5

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

      3. Exhibits

         3.0(1) Amended and Restated Articles of Incorporation of the Registrant, as filed with the California Secretary of State, November 28, 1988.

         3.1(9)     Certificate of Amendment of Amended and Restated Articles of
                    Incorporation   of  the   Registrant,   as  filed  with  the
                    California Secretary of State, August 30, 1993.

         3.2(9) Certificate of Determination of Preferences of Series A Preferred Stock of the Registrant, as filed with the California Secretary of State, August 30, 1993.

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

         10.4(6)(8) 1991 Director Stock Plan.

         10.5(5)(6) Director Option Plan.

         10.6(9) Power Spectra, Inc. Series A Securities Purchase Agreement, dated April 7, 1993.

         10.7(7) Power Spectra, Inc. Series B Securities Purchase Agreement, dated January 13, 1995.

         10.8       Ground Pentrating Radar Development Agreement dated June 19,
                    1996,   between  the  Registrant  and  European   Industries
                    Associates.

         10.9(10)   GPR Systems  Development,  Sale and License  Agreement dated
                    December  17,  1996  between  the   Registrant  and  LandRay
                    Technologies, Inc.

         10.10      Letter Agreement amending GPR Systems Development,  Sale and
                    License   Agreement   dated  March  13,  1997   between  the
                    Registrant and LandRay Technologies, Inc.

         10.11 Registration Rights Agreement, dated April 11, 1997 between the Registrant and certain investors.

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

         (10) Confidential treatment has been requested as to portions of this Agreement.

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

                                       F-6

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

The Company's current cash position, together with anticipated cash flows from operations and new financing through the issuance of Common Stock, are expected by management to be sufficient to finance the Company's operations through December 31, 1997. However, the actual amount of time that the Company's cash resources last is dependent upon a variety of factors including the timing of obtaining new contracts, the timing of new financings, the success of its current joint ventures and the competition with other vendors. If the Company determines that it requires additional funds prior to December 31, 1997, there can be no assurance that additional funds will be obtainable on reasonable terms, or at all. Any such failure could result in the Company becoming unable to meet its obligations as they come due. If the Company is not successful in replacing the revenue and cash generated by the Boeing Agreement and the Air Force Contract, the Company would continue to experience significant operating losses. The Company does not presently have access to any credit facilities.

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
                                                             =========

For the year ended December 31, 1996, rent expense was $250,413 (1995 -- $250,413, 1994 -- $250,413).

9.  Valuation and Qualifying Accounts

The following are the valuation and qualifying  accounts for deferred tax assets for December 31, 1994, 1995, and 1996. (Dollars in thousands)
                                                          Additions
                                        -----------------------------------------------
                                                                          Charged to
                                         Balance at      Charged to         other                         Balance at
                                        beginning of      costs and        accounts        Deductions       end of
                                           period         expenses         describe         describe        period
                                        -------------- ---------------- --------------- ----------------- ------------
Year ended December 31, 1996
    Valuation allowance on
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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 1997.


                         Power Spectra, Inc.


                               By:        /s/Gordon H. Smith
                                     ----------------------------------------
                                             Gordon H. Smith
                                     Chairman of the Board,
                                     President, Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated:  May 12, 1997                      /s/Gordon H. Smith
                                  -------------------------------------
                                  Gordon H. Smith, Chairman of the Board,
                                  President and Chief Executive Officer
                                  Principal Executive Officer

Dated:  May 12, 1997                      /s/Edward J. Lamb
                                  -------------------------------------
                                  Edward J. Lamb
                                  Controller and Chief Financial Officer
                                  Principal Financial and Accounting Officer

Dated:  May 12, 1997                      /s/Michael I. Gamble
                                  -------------------------------------
                                  Michael I. Gamble, Director

Dated:  May 12, 1997                      /s/James A. Glaze
                                  -------------------------------------
                                  James A. Glaze, Director

Dated:  May 12, 1997                      /s/John Hewitt, Jr.
                                  -------------------------------------
                                  John Hewitt, Jr., Director

Dated:  May 12, 1997                      /s/Gene J. Kennedy
                                  -------------------------------------
                                  Gene J. Kennedy, Director

Dated:  May 12, 1997                      /s/John W. Pauly
                                  -------------------------------------
                                  John W. Pauly, Director

Dated:  May 12, 1997                      /s/Richard A. Williams
                                  -------------------------------------
                                  Richard A. Williams, Director

                               INDEX TO EXHIBITS


       Exhibit
        Number                         Exhibit
       --------                       ---------
         3.0(1) Amended and Restated Articles of Incorporation of the Registrant, as filed with the California Secretary of State, November 28, 1988.

         3.1(9)     Certificate of Amendment of Amended and Restated Articles of
                    Incorporation   of  the   Registrant,   as  filed  with  the
                    California Secretary of State, August 30, 1993.

         3.2(9) Certificate of Determination of Preferences of Series A Preferred Stock of the Registrant, as filed with the California Secretary of State, August 30, 1993.

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

         10.4(6)(8) 1991 Director Stock Plan.

         10.5(5)(6) Director Option Plan.

         10.6(9) Power Spectra, Inc. Series A Securities Purchase Agreement, dated April 7, 1993.

         10.7(7) Power Spectra, Inc. Series B Securities Purchase Agreement, dated January 13, 1995.

         10.8       Ground Pentrating Radar Development Agreement dated June 19,
                    1996,   between  the  Registrant  and  European   Industries
                    Associates.

         10.9(10)   GPR Systems  Development,  Sale and License  Agreement dated
                    December  17,  1996  between  the   Registrant  and  LandRay
                    Technologies, Inc.

         10.10      Letter Agreement amending GPR Systems Development,  Sale and
                    License   Agreement   dated  March  13,  1997   between  the
                    Registrant and LandRay Technologies, Inc.

         10.11 Registration Rights Agreement, dated April 11, 1997 between the Registrant and certain investors.

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

         (8) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed on December 26, 1996 (No. 333-18837).

         (9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

         (10) Confidential treatment has been requested as to portions of this Agreement.