Form 10-Q
period 1997-06-30
POWER SPECTRA INC /CA/
filed 1997-08-14
CIK 777527

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

                                       or

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________________ to _____________________

                         Commission file number 0-16672

                               Power Spectra, Inc.
             (Exact Name of Registrant as Specified in its Charter)

               California                                 94-2687782
--------------------------------------------      ------------------------------
        (State or other jurisdiction                    (IRS Employer
        incorporation or organization)                Identification No.)

            919  Hermosa Court
               Sunnyvale, CA                              94086-4103
--------------------------------------------      ------------------------------
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

                 Yes   X                                 No
                     -----                                  -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practicable date.

                                                              Outstanding at
                    Class                                     August 8, 1997
                    -----                                     --------------
               Shares of Common                                 20,711,415
               Stock, no par value



--------------------------------------------------------------------------------

Power Spectra, Inc.
Item 1: Financial Statements


                                 Balance Sheets
                                 (In thousands)
                                                             June 30,   December 31,
                                                                1997       1996
                                                             --------    --------
Assets:
         Current Assets:
                  Cash and cash equivalents                  $    730    $    843
                  Accounts receivable                             136          70
                  Unbilled receivables                              0          26
                  Inventories, principally purchased parts        335         218
                  Other current assets                             33          49
                                                             --------    --------
           Total current assets                                 1,234       1,206
         Equipment, furniture and leasehold improvements        1,355       1,355
           Less, accumulated depreciation                      (1,044)       (987)
                                                             --------    --------
           Net fixed assets                                       311         368

         Patents (net of amortization)                             85          73
         Other assets                                              27          26
                                                             --------    --------
Total assets                                                 $  1,657    $  1,673
                                                             ========    ========

Liabilities and stockholders' equity:
         Current liabilities:
                  Accounts payable                           $     97    $    161
                  Accrued compensation expense                    161         145
                  Deferred contract revenue                       433         433
                  Allowance for contract losses                   100         100
                  Accrued professional fees                       100          76
                  Preferred stock dividend payable                144          49
                  Other current liabilities                        28          28
                                                             --------    --------
           Total current liabilities                             1063         992

Stockholders' equity:
         Preferred stock                                        1,666       1,666
         Common stock                                          15,128      14,078
         Accumulated deficit                                  (16,200)    (15,063)
                                                             --------    --------
Total stockholders' equity                                        594         681
                                                             --------    --------
Total liabilities & stockholders' equity                     $  1,657    $  1,673
                                                             ========    ========


See notes to financial statements.

Power Spectra, Inc.
Item 1: Financial Statements


                                             Statements of Operations
                                       (In thousands except per Share data)


                                                                        Six Months Ended                      Three Months Ended
                                                                        ----------------                      ------------------
                                                                   June 30,          June 30,           June 30,            June 30,
                                                                    1997                1996              1997               1996
                                                                   -------            -------            -------            -------
Revenue                                                            $   587            $   358            $   230            $   186

Costs and expenses:
     Cost of revenue                                                   905              1,196                407                617
     Sales and marketing                                                88                229                 47                126
     Research and development                                          153                247                129                159
     General and administrative                                        494                636                264                367
                                                                   -------            -------            -------            -------
Total operating costs                                                1,640              2,308                847              1,269
                                                                   -------            -------            -------            -------
Operating loss                                                      (1,053)            (1,950)              (617)            (1,083)
Other income                                                            13                 54                  9                 34
                                                                   -------            -------            -------            -------
Loss before income taxes                                            (1,040)            (1,896)              (608)            (1,049)
Provision for income taxes                                               1                  1                  1               --
                                                                   -------            -------            -------            -------
Net loss                                                           $(1,041)           $(1,897)           $  (609)           $(1,049)
                                                                   =======            =======            =======            =======

Net loss applicable to common shares                               $(1,136)           $(1,994)           $  (657)           $(1,097)
                                                                   =======            =======            =======            =======
Net loss per common share                                          $ (0.06)           $ (0.13)           $ (0.03)           $ (0.07)
                                                                   =======            =======            =======            =======

See notes to financial statements.

Power Spectra Inc.
Item 1: Financial Statements

                                             Statements of Cash Flows
                                                  (In thousands)
                                                                                                             Six Months Ending
                                                                                                             -----------------
                                                                                                    June 30,               June 30,
                                                                                                      1997                  1996
                                                                                                     -------               -------
Cash flows from operating activities:
     Net loss                                                                                        $(1,041)              $(1,897)
     Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                                        69                    62
     Common stock issued for services                                                                     38                    22
     Changes in assets and liabilities:
         Accounts receivable                                                                             (66)                  283
         Unbilled receivables                                                                             26                   (26)
         Inventories                                                                                    (117)                  (14)
         Other current assets                                                                             16                   (17)
         Accounts payable                                                                                (64)                 (110)
         Accrued compensation expense                                                                     16                    (6)
         Preferred stock dividend payable                                                                 95                  --
         Deferred contract revenue                                                                      --                      50
         Other current liabilities                                                                        24                   (17)
                                                                                                     -------               -------
     Net cash used in operating activities                                                             (1,006)               (1,670)
Cash flows from investing activities
     Furniture and equipment additions and disposals, net                                               --                     (60)
         Patent additions                                                                                (23)                  (17)
         Increase in other assets                                                                         (1)                   (6)
                                                                                                     -------               -------
     Net cash used in investing activities                                                               (24)                  (83)
Cash flows from financing activities
     Preferred stock dividend                                                                            (95)                  (97)
     Proceeds from sale of common stock                                                                1,012                 2,105
                                                                                                     -------               -------
     Net cash used in financing activities                                                               917                 2,008
                                                                                                     -------               -------
Net increase (decrease) in cash and cash equivalents                                                    (113)                  255
Cash and cash equivalents, beginning of period                                                           843                 2,395
                                                                                                     -------               -------
Cash and cash equivalents, end of period                                                             $   730               $ 2,650
                                                                                                     =======               =======
Supplemental schedule of cash flow information:
Cash paid during the period for:
         Interest                                                                                    $  --                 $     1
                                                                                                     =======               =======
         Income taxes                                                                                $     1               $     1
                                                                                                     =======               =======

See notes to financial statements

                               Power Spectra Inc.
                          Notes to Financial Statements
                                  June 30, 1997

1. Basis for Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to "Factors Affecting Future Results, " and to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  Per Share Data:

     Per share information for the quarter ended June 30, 1997 is computed based on the net loss after deducting Series A and Series B Preferred Stock dividends in 1997. The weighted average number of shares outstanding consists of the common stock. The effect of common stock equivalents which would arise from the exercise of common stock options and warrants outstanding (using the treasury stock method) and the conversion of Series A and Series B Preferred Stock have not been included for the quarter and for the six months ended June 30, 1997 and June 30, 1996, as their effect is anti-dilutive. The weighted average number of shares outstanding at June 30, 1997 and June 30, 1996 were 18,040,783 and 15,075,640, respectively for the six month periods, and were 19,901,452 and 16,006,705, respectively for the second quarter periods.

3.  Common Stock:

     On April 10, 1997 the Company closed on a private placement of 4,370,000 shares of its Common Stock with gross proceeds of $1,092,500. The Company agreed to pay a selling agent a cash placement fee equal to 5% of the gross proceeds of the offering. In addition, the Company has agreed to issue to the selling agent Warrants to purchase Common Stock exercisable for a number of shares equal to 5% of the total number of shares sold in the offering. The selling agent's Warrants will be exercisable at $0.25 per share (equal to the offering price of the shares) and will be exercisable for a period of five years. The Company has agreed to register for resale the shares of Common Stock issued in the private placement, as well as the shares issuable upon exercise of the selling agent's warrants.

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

Results of Operations:

     Revenues  for the three  months  and six months  ended  June 30,  1997 were
$230,000  and  $587,000,  respectively,   compared  to  $186,000  and  $358,000,
respectively, for the same periods ended June 30, 1996, an increase of $44,000 for the quarterly period and an increase of $229,000 for the six-month period, respectively. Revenues in the first six months of 1997 from the Company's $1,200,000 contract with LandRay Technologies, Inc. (LandRay), a joint venture partially owned by the Company, were $500,000, or 85% of total revenues, whereas revenues from a contract from the U.S. Air Force were $242,000, or 68% of total revenues, in the first half of 1996. Revenues from other contracts and products decreased by $29,000 in the first half of 1997 from the first half of 1996.

     The 1997 second quarter net loss was $609,000, a decrease of $440,000 over the net loss of $1,049,000 recorded in the 1996 second quarter. A net loss of $1,041,000 was recorded for the first six months of 1997 compared to a net loss of $1,897,000 for the same period in 1996. This decrease was attributable to a $668,000 decrease in expenditures, and a $229,000 increase in revenues offset by a $41,000 decrease in interest income.

     The cost of revenue decreased by $210,000 for the second quarter of 1997 and decreased by $291,000 for the first six months of 1997 over the same periods in 1996 due to reduced overhead expenditures. Sales and marketing expenses decreased by $79,000 and $141,000 for the second quarter and first six months ended June 30, 1997, respectively, over the same periods in 1996 as a result of reduced personnel, consulting, and travel costs. The 1997 research and development expenses decreased by $30,000 for the second quarter and decreased by $94,000 for the first six months over the same periods in 1996 due to reduced expenditures on consulting and other outside services. General and administrative costs also decreased by $103,000 and $142,000 for the second quarter and first half of 1997 from 1996 levels due primarily to reduced personnel costs.

     Other income decreased in the second quarter and first half of 1997 compared to the same period of 1996 by $25,000 and $41,000, respectively, as a result of lower interest income.

Liquidity and Capital Resources:

     During the 1997 first half, cash and cash equivalents decreased by $113,000 due to the net loss from operations, increased receivables and inventories offset by the sale of common stock. Accounts receivable and unbilled receivables increased by $40,000 net, or 42%, as combination of product shipments, moving unbilled to billed receivables, and milestone completion under the LandRay contract. Inventories increased by 54%, or $117,000, from December 31, 1996, in anticipation of increased industrial product sales. Other current assets decreased by $16,000 primarily due to expiration of prepaid insurance during the period.

     Accounts payable decreased 40% from December 31, 1996, to $97,000 at June 30, 1997 due primarily to reduced operating costs. The accrued compensation expense balance increased by $16,000, an 11% increase over the balance at December 31, 1996, primarily due to the timing of payroll expenditures. The $119,000 increase in other current liabilities was due primarily to deferral to later periods of the accrued dividends on the Series A and Series B Preferred Stock.

     Backlog at June 30, 1997, was $727,000 of which 96% consisted of commitments under the LandRay contract as opposed to the June 30, 1996 where backlog was $567,000 of which 88% was commitments under a prior LandRay contract. Management expects the current LandRay contract to be completed by December 31, 1997.*

     On April 10, 1997 the Company closed on a private placement of 4,370,000 shares of its Common Stock with gross proceeds of $1,092,500. The Company agreed to pay a selling agent a placement fee equal to 5% of the gross proceeds of the offering. In addition, the Company has agreed to issue to the selling agent Warrants to purchase Common Stock in a number of shares equal to 5% of the total number of shares sold in the offering. The selling agent's Warrants will be exercisable at $0.25 per share (equal to the offering price of the shares) and will be exercisable for a period of five years. The Company has agreed to register for resale the shares of Common Stock issued in the private placement, as well as the shares issuable upon exercise of the selling agent's warrants.

Factors Affecting Future Results:

     The Company's current cash position, together with anticipated cash flows from operations, is expected by management to be sufficient to finance the Company's operations through December 31, 1997.* However, the actual amount of time that the Company's cash resources last is dependent upon a variety of factors including the timing of obtaining new contracts, the timing of new financings, the success of its current joint ventures and the competition with other vendors. The Company has commenced efforts to obtain additional equity financing. If any additional funds are raised throught the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience significant dilution and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available, or that if available, such financing will have terms favorable to the Company or its present shareholders. Any failure to secure adequate funding could result in the Company becoming unable to meet its obligations as they come due. In addition, if the Company is not successful in replacing the revenue and cash generated by the United States Air Force contract or the LandRay contract when it expires, the Company as presently sized, would continue to experience substantial operating losses. The Company does not presently have access to any credit facilities.

     History of Losses; Accumulated Deficit. Since its inception, the Company has generally operated at a loss since government contract revenues, which represent most of the historical revenues of the Company, and other sources of income were insufficient to cover general and administrative, research and development and other costs incurred by the Company. The Company recorded net losses of ($3,788,299), ($2,562,230) and ($1,112,507) for the years ended
December 31, 1996, December 31, 1995 and December 31, 1994, respectively. At December 31, 1996, the Company had an accumulated deficit of $15,062,956. The Company expects that it will continue to incur losses for the foreseeable future and does not expect to become profitable until its contract revenues increase substantially from current levels or the Company begins to receive significant product sales and license and/or royalty income. There is no assurance that the Company will achieve profitable operations in the foreseeable future, if at all.

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

     Shares Eligible for Future Sale. Sales of the Company's Common Stock in the public market after this offering could adversely affect the market price of the Company's Common Stock. In April 1997, the Company sold 4,370,000 shares of its Common Stock to certain investors. The Company is obligated to register such shares under the Securities Act of 1933, as amended (the "Securities Act") prior to October 10, 1997. Registration of such shares would result in such shares becoming freely tradeable without restriction (except for shares purchased by affiliates) immediately upon the effectiveness of such registration. The availability of such shares for sale could adversely affect the market price of the Common Stock.

Power Spectra Inc.
Part II -  Other Information


ITEM 1.           LEGAL PROCEEDINGS.

                  None.

ITEM 2.           CHANGES IN SECURITIES.

                  On April 10, 1997, the Company issued 4,370,000 shares of its Common Stock to certain investors, for a aggregate gross purchase price of $1,092,500. The investors included entities affiliated with the Travelers Group, which purchased 2,000,000 shares for an aggregate purchase price of $500,000. The Company employed multiple parties as placement agents in connnection with this transaction. The Company agreed to pay the selling agents a cash placement fee equal to 5% of the gross proceeds of the transaction. In addition, the Company has agreed to issue to the selling agents warrants exercisable for a number of shares of Common Stock equal to 5% of the total number of shares sold in the offering. The Common Stock was issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

ITEM 5.           OTHER INFORMATION.

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  27.1 Financial Data Schedule

         b.       Reports on Form 8-K during the quarter ended June 30, 1997

                  During the period covered by this report, the Company did not file any reports on Form 8-K.

                               Power Spectra Inc.
                                  June 30, 1997




                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     Power Spectra Inc.



Date: Aug 11, 1997                           By:   /s/ Edward J. Lamb
     ------------------                         ---------------------
                                                     Edward J. Lamb
                                                     Chief Financial Officer

                                  Exhibit Index


Exhibit
   No.            Description
-------           --------------
27.1              Financial Data Schedule