Form 10-Q
period 1997-09-30
POWER SPECTRA INC /CA/
filed 1997-11-14
CIK 777527

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

                                       or

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _____________________

                         Commission file number 0-16672

                               Power Spectra, Inc.
             (Exact Name of Registrant as Specified in its Charter)

              California                                       94-2687782
---------------------------------------                  -----------------------
    (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                        Identification No.)

            919  Hermosa Court
               Sunnyvale, CA                                  94086-4103
---------------------------------------                  -----------------------
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

                           Yes _X_  No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practicable date.

                                           Outstanding at
                 Class                   November 13, 1997
            -------------------          -----------------
            Shares of Common                23,869,851
            Stock, no par value

--------------------------------------------------------------------------------

Power Spectra, Inc.
Item 1: Financial Statements

                                                  Balance Sheets
                                                  (In thousands)
                                                           September 30, December 31,
Assets:                                                        1997         1996
                                                             --------    --------
         Current Assets:
                  Cash and cash equivalents                  $    474    $    843
                  Accounts receivable                              42          70
                  Unbilled receivables                              0          26
                  Inventories, principally purchased parts        439         218
                  Other current assets                             32          49
                                                             --------    --------
           Total current assets                                   987       1,206
         Equipment, furniture and
                  leasehold improvements                        1,363       1,355
           Less, accumulated depreciation                      (1,082)       (987)
                                                             --------    --------
           Net fixed assets                                       281         368

         Patents (net of amortization)                             80          73
         Other assets                                              27          26
                                                             --------    --------
Total assets                                                 $  1,375    $  1,673
                                                             ========    ========

Liabilities and stockholders' equity:
         Current liabilities:
                  Accounts payable                           $    168    $    161
                  Accrued compensation expense                    130         145
                  Deferred contract revenue                       433         433
                  Allowance for contract losses                   100         100
                  Accrued professional fees                       113          76
                   Preferred stock dividend payable               192          49
                  Other current liabilities                        28          28
                                                             --------    --------
           Total current liabilities                            1,164         992

Stockholders' equity:
         Preferred stock                                        1,666       1,666
         Common stock                                          15,475      14,078
         Accumulated deficit                                  (16,930)    (15,063)
                                                             --------    --------
Total stockholders' equity                                        211         681
                                                             --------    --------
Total liabilities & stockholders'
         equity                                              $  1,375    $  1,673
                                                             ========    ========

See notes to financial statements.

Power Spectra, Inc.
Item 1: Financial Statements

                                    Statements of Operations
                              (In thousands except per Share data)

                                         Nine Months Ended             Three Months Ended
                                  -----------------------------    ----------------------------
                                  September 30,   September 30,    September 30,  September 30,
                                       1997           1996             1997           1996
                                     -------        -------          -------        -------
Revenue                              $   668        $   652          $    81        $   294

Costs and expenses:
     Cost of revenue                   1,284          1,830              379            634
     Sales and marketing                 106            292               18             63
     Research and development            274            523              121            276
     General and administrative          742            928              248            292
                                     -------        -------          -------        -------
Total operating costs                  2,406          3,573              766          1,265
                                     -------        -------          -------        -------
Operating loss                        (1,738)        (2,921)            (685)          (971)
Other income                              16             77                3             23
                                     -------        -------          -------        -------
Loss before income taxes              (1,722)        (2,844)            (682)          (948)
Provision for income taxes                 1              1             --             --
                                     -------        -------          -------        -------
Net loss                             $(1,723)       $(2,845)         $  (682)       $  (948)
                                     =======        =======          =======        =======

Net loss applicable to common
 shares                              $(1,866)       $(2,991)         $  (730)       $  (997)
                                     =======        =======          =======        =======
Net loss per common share            $ (0.10)       $ (0.19)         $ (0.04)       $ (0.06)
                                     =======        =======          =======        =======

See notes to financial statements.

Power Spectra Inc.
Item 1: Financial Statements

                            Statements of Cash Flows
                                 (In thousands)

                                                          Nine Months Ending
                                                     ---------------------------
                                                     September 30, September 30,
                                                           1997       1996
                                                         -------    -------
Cash flows from operating activities:
     Net loss                                           $(1,723)    $(2,845)
     Adjustments to reconcile net loss
     to cash used in operating activities:
     Depreciation and amortization                          104         107
     Common stock issued for services                        56          69
     Changes in assets and liabilities:
         Accounts receivable                                 27         284
         Unbilled receivables                                26          40
         Inventories                                       (221)        (26)
         Other current assets                                17          (5)
         Accounts payable                                     7          15
         Accrued compensation expense                       (15)         22
         Preferred stock dividend payable                   143        --
         Deferred contract revenue                         --           379
         Other current liabilities                           37         (25)
                                                        -------     -------
    Net cash used in operating activities                (1,542)     (1,985)
Cash flows from investing activities
   Furniture and equipment additions and disposals, net    --           (60)
   Patent additions                                         (24)        (25)
   Increase in other assets                                  (1)         (6)
                                                        -------     -------
   Net cash used in investing activities                    (25)        (91)
Cash flows from financing activities
     Preferred stock dividend                              (143)       (146)
     Proceeds from sale of common stock                   1,341       2,063
                                                        -------     -------
     Net cash used in financing activities                1,198       1,917
                                                        -------     -------
Net increase (decrease) in cash and cash equivalents       (369)       (159)
Cash and cash equivalents, beginning of period              843       2,395
                                                        -------     -------
Cash and cash equivalents, end of period                $   474     $ 2,236
                                                        =======     =======
Supplemental schedule of cash flow information:
    Cash paid during the period for:
         Interest                                       $  --       $     1
                                                        =======     =======
         Income taxes                                   $     1     $     1
                                                        =======     =======
See notes to financial statements.

                               Power Spectra Inc.
                          Notes to Financial Statements
                               September 30, 1997

1. Basis for Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to "Factors Affecting Future Results, " and to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.  Per Share Data:

     Per share information for the quarter ended September 30, 1997 is computed based on the net loss after deducting Series A and Series B Preferred Stock dividends in 1997. The weighted average number of shares outstanding consists of the common stock. The effect of common stock equivalents which would arise from the exercise of common stock options and warrants outstanding (using the treasury stock method) and the conversion of Series A and Series B Preferred Stock have not been included for the quarter and for the nine months ended September 30, 1997 and September 30, 1996, as their effect is anti-dilutive. The weighted average number of shares outstanding at September 30, 1997 and September 30, 1996 were 18,934,600 and 15,402,445, respectively for the nine month periods, and were 20,693,088 and 16,058,190, respectively for the third quarter periods.

3.  Common Stock:

     On September 30, 1997 the Company closed the first tranche of a private placement of its common stock with a maximum gross proceeds to be raised from the offering of $1,200,000. Gross proceeds raised through September 30, 1997 were $340,500. The Company has agreed to use its best efforts to file a registration statement covering the resale of Shares offered within 60 days of the completion of the offering and to use its best efforts to obtain effectiveness thereof as promptly as possible thereafter. If the registration statement is not effective within 120 days of the final closing, the Company will issue additional shares of Common Stock to the investors in an aggregate dollar amount equal to 2% of the gross proceeds received in the offering at the original issue price of $0.375, for each 30-day delay in such effectiveness.

     The placement closed November 13, 1997. Gross proceeds raised through November 13, 1997 were $1,200,000. The Company agreed to pay a selling agent a cash placement fee equal to 8% of the gross proceeds of the offering. In addition, the Company has agreed to issue the setting agent Warrants to purchase Common Stock exercisable for a number of shares equal to 5% of the total number of shares sold in the offering. The selling agent's Warrants will be exercisable at $0.375 per share (equal to the offering price of the shares) and will be exercisable for a period of five years commencing on the earlier of one year from the date of issuance or the effective date of the registration statement covering the resale of shares issuable upon exercise of such warrants. In recognition of financial consulting services previously rendered, the Company has agreed to sell the selling agent additional five-year Common Stock purchase warrants, entitling the holder thereof to purchase up to an aggregate of an additional 160,000 shares of Common Stock at an exercise price of $0.375 per share. The purchase price for these warrants is $400. The shares issuable upon exercise of the warrants will be included in the registration statement to be filed on behalf of the investors.

Power Spectra Inc.
Item 2:

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     This  Report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The forward-looking statements contained herein are subject to certain risks and uncertainties, including those discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, that could cause actual results to differ materially from those projected or discussed. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*). However, the omission of an asterisk should not be presumed to mean that a statement is not a forward looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

Results of Operations:

     Revenues for the three months and nine months ended September 30, 1997 were $81,000 and $668,000, respectively, compared to $294,000 and $652,000, respectively, for the same periods ended September 30, 1996, an decrease of $113,000 for the quarterly period and an increase of $16,000 for the nine-month period, respectively. Revenues in the first nine months of 1997 from the Company's $1,200,000 contract with LandRay Technologies, Inc. (LandRay), a joint venture partially owned by the Company, were $500,000, or 75% of total revenues. Revenues from a contract from the U.S. Air Force were $242,000, or 37% of total revenues, and revenues from an earlier contract with LandRay were $293,000 or 45% of total revenues, in the first nine months of 1996. Revenues from other contracts and products increased by $51,000 in the first nine months of 1997 from the same period in 1996.

     The 1997 third quarter net loss was $682,000, a decrease of $266,000 over the net loss of $948,000 recorded in the 1996 third quarter. A net loss of $1,723,000 was recorded for the first nine months of 1997 compared to a net loss of $2,845,000 for the same period in 1996. This decrease was attributable to a $1,167,000 decrease in expenditures, and a $16,000 increase in revenues offset by a $61,000 decrease in interest income.

     The cost of revenue decreased by $255,000 for the third quarter of 1997 and decreased by $546,000 for the first nine months of 1997 over the same periods in 1996 due to reduced overhead expenditures. Sales and marketing expenses decreased by $45,000 and $186,000 for the third quarter and first nine months ended September 30, 1997, respectively, over the same periods in 1996 as a result of reduced personnel, consulting, and travel costs. The 1997 research and development expenses decreased by $155,000 for the third quarter and decreased by $249,000 for the first nine months over the same periods in 1996 due to reduced expenditures on consulting and other outside services. General and administrative costs also decreased by $44,000 and $186,000 for the third quarter and first nine months of 1997 from 1996 levels due primarily to reduced personnel costs.

     Other income decreased in the third quarter and first nine months of 1997 compared to the same period of 1996 by $20,000 and $61,000, respectively, as a result of lower interest income.

Liquidity and Capital Resources:

     During the 1997 first nine months, cash and cash equivalents decreased by $369,000 due to the net loss from operations, increased receivables and inventories offset by the sale of common stock. Accounts receivable and unbilled receivables increased by $53,000 net, or 42%, as combination of product shipments, moving unbilled to billed receivables, and milestone completion under the LandRay contract. Inventories increased by 101%, or $221,000, from December 31, 1996, in anticipation of increased industrial product sales. Other current assets decreased by $17,000 primarily due to expiration of prepaid insurance during the period.

     Accounts payable decreased 40% from December 31, 1996, to $97,000 at September 30, 1997 due primarily to reduced operating costs. The accrued compensation expense balance increased by $15,000, an 11% increase over the balance at December 31, 1996, primarily due to the timing of payroll expenditures. The $143,000 increase in other current liabilities was due primarily to deferral to later periods of the accrued dividends on the Series A and Series B Preferred Stock.

     Backlog at September 30, 1997, was $717,145 of which 98% consisted of commitments under the LandRay contract as opposed to the September 30, 1996 where backlog was $381,670 of which 67% was commitments under a prior LandRay contract. Management expects the current LandRay contract to be completed by February 28, 1998*, although there is no assurance that the contract will be completed on this schedule.

As part of the terms of the research agreement between The Boeing Company ("Boeing") and Power Spectra, whose active period extended from 1989 to 1996, Boeing provided equipment for Power Spectra's use in that research. The equipment, principally purchased between 1991 and 1993, had a price approximating $2,800,000. Upon termination of the active portion of the agreement in 1996, Boeing and Power Spectra amended the agreement to allow continued rent free use of the equipment so long as Power Spectra maintained the equipment within the facility which Power Spectra leases from Boeing's subsidiary, ARGOSystems, Inc., and insured it for replacement value, nominally $2,800,000. A significant portion of the research agreement equipment was incorporated into or used in conjunction with systems which were semi-permanently attached to the facility. Upon termination of the facility lease, Power Spectra was required to restore the premises to its original condition with allowance for reasonable wear and tear. Since Power Spectra could not restore the facility to original condition without removal of the equipment, and could not remove the equipment for which it did not have title, Boeing and Power Spectra, on 17 September 1997, again modified the research agreement with respect to the equipment, thereby transferring title to the equipment from Boeing to Power Spectra. Power Spectra is responsible for any taxes related to the transfer and ongoing possession of the equipment, and for the equipment's removal and/or disposal from the premises leased at or before the termination of the lease, and for restoration of the premises to its original condition with allowance for reasonable wear and tear.

     On September 30, 1997 the Company closed the first tranche of a private placement of its common stock with a maximum gross proceeds to be raised from the offering of $1,200,000. Gross proceeds raised through September 30, 1997 were $340,500. The Company has agreed to use its best efforts to file a registration statement covering the resale of Shares offered within 60 days of the completion of the offering and to use its best efforts to obtain effectiveness thereof as promptly as possible thereafter. If the registration statement is not effective within 120 days of the final closing, the Company will issue additional shares of Common Stock to the investors in an aggregate dollar amount equal to 2% of the gross proceeds received in the offering at the original issue price of $0.375, for each 30-day delay in such effectiveness.

The placement closed November 13, 1997. Gross proceeds raised through November 13, 1997 were approximately $1,200,000. The Company agreed to pay a selling agent a cash placement fee equal to 8% of the gross proceeds of the offering. In addition, the Company has agreed to issue the setting agent Warrants to purchase Common Stock exercisable for a number of shares equal to 5% of the total number of shares sold in the offering. The selling agent's Warrants will be exercisable at $0.375 per share (equal to the offering price of the shares) and will be exercisable for a period of five years commencing on the earlier of one year from the date of issuance or the effective date of the registration statement covering the resale of shares issuable upon exercise of such warrants. In recognition of financial consulting services previously rendered, the Company has agreed to sell the selling agent additional five-year Common Stock purchase warrants, entitling the holder thereof to purchase up to an aggregate of an additional 160,000 shares of Common Stock at an exercise price of $0.375 per share. The purchase price for these warrants is $400. The shares issuable upon exercise of the warrants will be included in the registration statement to be filed on behalf of the investors.

Factors Affecting Future Results:

     The actual amount of time that the Company's cash resources last is dependent upon a variety of factors including the timing of obtaining new contracts, the timing of new financings, the success of its current joint ventures and the competition with other vendors. The Company has commenced efforts to obtain additional equity financing. If any additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience significant dilution and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available, or that if available, such financing will have terms favorable to the Company or its present shareholders. Any failure to secure adequate funding could result in the Company becoming unable to meet its obligations as they come due. In addition, if the Company is not successful in replacing the revenue and cash generated by the LandRay contract when it expires, the Company as presently sized, would continue to experience substantial operating losses. The Company does not presently have access to any credit facilities.

     History of Losses; Accumulated Deficit. Since its inception, the Company has generally operated at a loss since government contract revenues, which represent most of the historical revenues of the Company, and other sources of income were insufficient to cover general and administrative, research and development and other costs incurred by the Company. The Company recorded net losses of ($3,788,299), ($2,562,230) and ($1,112,507) for the years ended December 31,
1996, December 31, 1995 and December 31, 1994, respectively. At December 31, 1996, the Company had an accumulated deficit of $15,062,956, which had increased to $16,930,000 at September 30, 1997. The Company expects that it will continue to incur losses for the foreseeable future and does not expect to become profitable until its contract revenues increase substantially from current levels or the Company begins to receive significant product sales and license and/or royalty income. There is no assurance that the Company will achieve profitable operations in the foreseeable future, if at all.

Dependence upon the LandRay Contract. The Company's relationship with LandRay has been a significant source of revenues since the first contact was awarded to the Company in 1996. Should the current contract with LandRay terminate for any reason, it would be necessary to find alternative sources of revenue, and there is no assurance that the Company would be successful in accomplishing this result. If the Company is not successful in replacing the revenue and cash generated by the LandRay contracts, the Company, will continue to experience significant operating losses and significant negative cash flow. Although the Company has substantially reduced the size of its operations over the last two years, there can be no assurance that the Company's revenues and proceeds from the equity financings will be sufficient to allow the Company to support its operating expenses.

Need to Successfully Launch and Fund New Ventures. The Company believes it must continue to seek and obtain other sources of revenue to continue operations. Since its inception nearly all of the Company's revenues have come from defense-related research and development contracts related to the BASS development and applications. The Company currently is seeking to exploit its technology in industrial applications. In the commercial and industrial markets, the Company has identified a number of promising, new applications that include radar systems for gathering high resolution data on underground pipelines and other utilities, laser-based measurement systems, hazardous waste detection and subterranean oil and mineral detection for geological exploration.* During 1996 the Company entered into two joint ventures, LandRay Technologies, Inc. and PEAC Airborne Technologies, Ltd., in order to develop and exploit new business opportunities which the Company believes are possible based upon its ultra-wideband ground penetrating radar ("UWB GPR") technology. As of the date hereof, the PEAC venture has not been funded and it continues to seek initial funding. However the Company's venture with LandRay has progressed during 1997. The purpose of the LandRay venture is to develop UWB GPR systems for remote sensing, detection, location and imaging of subterranean metal deposits and geophysical profiles to aid in the exploration of minerals and fossil fuels. Among LandRay's objectives are to (i) prove the feasibility of the Company's proprietary impulse generator technology for the exploration of metal, mineral and oil and gas formations, and (ii) develop and exploit systems using the Company's technology. To date the Company has been successful in meeting the established technical milestones under its contract with LandRay. On 9 October 1997, the Company announced that it had located gold deposits through eight feet of quartz and that its finds exceeded 100 troy ounces. To date, finds have exceeded 200 troy ounces of gold. There is no assurance, however, that LandRay and the Company will continue to be successful in this regard, or that the technology and equipment can be successfully applied to commercial operations. Failure of LandRay and the Company to continue to adequately demonstrate such feasibility and thus garner new business, will have a material adverse impact on the Company's revenues and cash flows. Both the PEAC and LandRay ventures will require additional funding in order to enable the Company and its joint venture partners to carry out their respective plans of operations. There can be no assurances that the proposed PEAC joint venture will be consummated, that the PEAC and LandRay joint ventures will be able to raise adequate funding on acceptable terms, that the Company will be able to successfully enter into any additional suitable partnership or joint venture arrangements or that such arrangements, when entered into, will prove to be beneficial for the Company and its shareholders. There also can be no assurance that the proposed joint venture agreements, if consummated, will generate sufficient revenues to replace the existing LandRay contract when it expires. Failure to succeed in one or more strategic partnerships or joint venture relationships could have a material adverse effect on the Company's plan of operations and results.

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

Power Spectra Inc.
Part II -  Other Information


ITEM 1.           LEGAL PROCEEDINGS.

                  None.

ITEM 2.           CHANGES IN SECURITIES.

                  On September 30, 1997, October 31, 1997 and November 13, 1997, the Company issued an aggregate of 3,200,000 shares of its Common Stock to certain investors, for an aggregate gross purchase price of $1,200,000. The Company employed Morgan Fuller Capital Group as placement agent in connection with this transaction. The Company agreed to pay the selling agent and its sub-agents a cash placement fee equal to 8% of the gross proceeds of the transaction. The Company has agreed to issue to the selling agent warrants exercisable for a number of shares of Common Stock equal to 5% of the total number of shares sold in the offering. In addition, in recognition of financial consulting services previously rendered, the Company has agreed to sell the selling agent additional five-year Common Stock purchase warrants, entitling the holder thereof to purchase up to an aggregate of an additional 160,000 shares of Common Stock at an exercise price of $0.375 per share. The purchase price for these warrants is $400. The Company has agreed to register for resale the shares of Common Stock issued in the private placement, as well as the shares issuable upon exercise of the selling agent's warrants. The Common Stock was issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         a. The Company held its Annual Meeting of Shareholders (the "Meeting") on July 25, 1997. Proxies were solicited for the Meeting.

         b.       At the Meeting,  the following directors were elected:  Harold
                  T. Bowling, James A Glaze, Jay W. Hubbard, Gene J. Kennedy, James A. Lovell, Jr., John W. Pauly, and Gordon H. Smith.

         c.       The following matters were voted upon as indicated.

                  Election of Directors
                                                           Number of Votes               Elected For
                                                     --------------------------         -------------
                  Name                                    For          Withheld         One Year Term
                  ----                               ------------      --------         -------------
                  Harold T. Bowling                   17,539,674           537,525               Yes
                  James A. Glaze                      17,540,474           536,725               Yes
                  Jay W. Hubbard                      17,538,154           539,045               Yes
                  Gene J. Kennedy                     17,500,104           577,095               Yes
                  James A. Lovell, Jr.                17,539,754           537,445               Yes
                  John W. Pauly                       17,506,074           571,125               Yes
                  Gordon H. Smith                     17,541,154           536,045               Yes

                  Approval of Amendment to Articles of Incorporation
                                                              Number of Votes
                  ---------------------------------------------------------------------------------------
                  For:     13,385,444       Against:          4,556,654         Abstained:        135,101
                           ----------                         ---------                           -------


                  Approval of Amendment to 1991 Director Stock Plan

                                                              Number of Votes
                  ---------------------------------------------------------------------------------------
                  For:     16,225,702       Against:          1,634,858         Abstained:        216,639
                           ----------                         ---------                           -------


                  Ratification of Grant Thornton
                                                              Number of Votes
                  ---------------------------------------------------------------------------------------
                  For:     17,832,657       Against:          26,912            Abstained:        217,630
                           ----------                         ------                              -------


ITEM 5.           OTHER INFORMATION.

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  10.1 Research Agreement between Registrant and The Boeing Company, as amended September 17, 1997

                  27.1      Financial Data Schedule

         b.       Reports on Form 8-K during the  quarter  ended  September  30,
                  1997

                  During the period covered by this report, the Company did not file any reports on Form 8-K.

                               Power Spectra Inc.
                               September 30, 1997




                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         Power Spectra Inc.



         Date: November 14, 1997                   By:   /s/ Edward J. Lamb
               ------------------                        -----------------------
                                                         Edward J. Lamb
                                                         Chief Financial Officer

                                  Exhibit Index


Exhibit
   No.            Description
-------           ------------
10.1              Research  Agreement  between  the  Registrant  and The  Boeing
                  Company, as amended 17 September 1997

27.1              Financial Data Schedule