Form 10-K
period 1997-12-31
POWER SPECTRA INC /CA/
filed 1998-04-15
CIK 777527

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

        Securities Registered pursuant to Section 12(b) of the Act: None

          Securities Registered pursuant to Section 12(g) of the Act:
                   Common Stock, no par value (Title of Class)

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 20, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant was $9,197,468, based upon the average of the closing ask and bid prices as reported on the non-Nasdaq over-the-counter bulletin board. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock, and shares held by officers and directors, have been excluded, in that such persons may be deemed to be "affiliates" as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934. This determination is not necessarily conclusive for other purposes.

As of March 31, 1998, 24,016,036 shares of the Registrant's Common Stock were issued and outstanding.


================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE


         None.

                                     PART I

         This Report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the risk factors set forth under the heading "Factors Affecting Operating Results" on page 21 of this Report and elsewhere in this Report. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase that contains the forward-looking statement. However, the omission of an asterisk does not mean the statement is not a forward looking statement. All statements, other than statements of historical fact, included in this Report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including but not limited to such matters as future product development, business development, marketing arrangements, future revenues from contracts, business strategies, expansion and growth of the Company's operations and other such matters, are forward-looking statements.



ITEM 1.  BUSINESS


General

         Power Spectra, Inc. ("Power Spectra," "PSI" or the "Company") is a high technology California based corporation whose core competence is the design and efficient fabrication of proprietary power semiconductor systems that switch megawatt power levels at sub-nanosecond pulse durations with excellent pulse integrity and repeatability. Power Spectra was organized in 1979 and operates as a single business segment. Prior to the second half of 1996, the Company was largely involved in R&D. Until 1996, the Company had primarily focused its technology on military applications.

         In mid-1996, the Company made a decision to focus the bulk of its efforts on the development of Ground Penetrating Radar (GPR) technology and systems for a variety of commercial applications. Power Spectra had launched a comprehensive analysis of the commercial GPR systems marketplace and simultaneously had successfully tested an application of its enabling technology in a stand-off GPR system. Based on this demonstration and the subsequent market assessment, the Company changed its principal business focus from the military to the commercial sector.

         PSI believes that it has identified important new market opportunities for its new GPR products with the potential for significant growth and profit. These opportunities could have application in the mining and petroleum exploration and exploitation industires, the utilities industry, the oil and gas transmission industry, the communications industry, and in the construction industry. GPR initiatives which the Company has initiated or currently intends to initiate include: 1) a joint venture for the development of commercial GPR based mineral and petroleum exploration systems, of which its first product is nearing completion; 2) the development of a vehicle-mounted GPR system for the location and identification of underground utilities and pipelines, the development of which is expected to be completed during 1998; and, 3) in the future, a joint venture for the development of a helicopter-mounted GPR system for the location and identification of buried pipelines and artifacts.- Other potential applications may include such products as Borehole Radars for oil exploration, distance measurement sensor systems, as well as products designed to improve the performance of military radars, communications, and both offensive and defensive information warfare systems.*

-----------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" for a discussion of factors that could affect future performance.

         Power Spectra develops, designs, manufactures and markets GPR sysems and laser-based measurement products that utilize the Company's proprietary Gallium Arsenide ("GaAs") semiconductor switching devices, which are capable of generating extremely rapid, high-power electromagnetic impulses. The Company's products are currently based on two GaAs switches, the Bulk Avlanche Semiconductor Switch (BASS(TM)) and the PSIristor(TM). Since its inception, nearly $70 million has been invested in developing the Company's proprietary BASS(TM) and its companion thyristor (PSIristor(TM)) product technology. The Company believes that one of the most important features of Power Spectra's switches is that they are the enabling technology for high-power microwave transmitters capable of generating signal strengths up to 1,000 times more powerful than existing switching technologies. These semiconductor switching devices represent the core enabling technology for the development of the Company's mobile GPR systems which have demonstrated in test conditions their capability to produce three-dimensional images of underground objects, including non-metallic objects such as plastic pipe and plastic landmines.

         The BASS(TM) is an optically triggered, high power GaAs switch that is roughly the size of a conventional power transistor. In its "off" state, the device exhibits a very high resistance due to the unique performance characteristics of GaAs. The BASS(TM) changes from a non-conducting to a conducting state in approximately 100 trillionths of a second (picoseconds), with pulse durations of less than two billionths of a second (nanoseconds), and can switch voltages in excess of 17 thousand volts (kilovolts). The
PSIristor(TM) is also a GaAs switch and has many of the BASS(TM) characteristics. The primary differences are input power, cost and device size. The PSIristor(TM) is smaller, less costly to manufacture, easier to use, and operates at lower output power levels compared to the BASS(TM). From a customer perspective, the PSIristor(TM) bridges the gap between the BASS(TM) and conventional power semiconductors.

         The use of GaAs for high speed applications has increased considerably in recent years, especially with the proliferation of its use in cellular phone circuitry. It should be noted, however, that the Company's technology is unique in that the GaAs material the Company uses is typically five-to-ten times thicker than that of conventional devices. As a result, although the Power
Spectra BASS(TM) devices are about the same physical size as a conventional power transistor chip, the volume of GaAs material utilitzed in the actual switching process is hundreds of times greater than that of a power transistor, allowing the PSI devices to handle substantially higher voltages and consequently higher power than conventional devices. The Company's devices operate at up to 400 times the voltage levels of the more conventional planar devices. Bulk devices, such as those produced by PSI, are only fabricated in several government laboratories and universities, and thus far, have not been commercially available.


Commercial Products

         In 1996, when Power Spectra changed the main focus of its business efforts from the military market to the commercial sector, the Company identified and began internal initiatives to develop the products and services for three separate commercial applications, each with what the Company believes is a significant market potential.* These initiatives included: 1) the LandRay joint venture for the development of commercial GPR based mineral and petroleum exploration systems; 2) the PEAC joint venture for the development of a helicopter-mounted GPR system for the location and identification of buried pipelines and artifacts; and 3) completing the development of an electro-optical rangefinder the E-OR 230(TM) for the industrial marketplace. Subsequently, to minimize short-term expenses and to field an operating system earlier, development of the helicopter-mounted GPR system was deferred, and the Company has directed its efforts to a vehicle-mounted GPR system for location and identification of buried pipelines, utilities, fiber optic cable bundles, and artifacts. From a technical standpoint, the vehicle mounted system development is a natural precursor to a helicopter mounted system.

-------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" for a discussion of factors that could affect future performance.

         Notwithstanding the fact that the applicability of both the Company's BASS(TM) and PSIristor(TM) device technology to ground penetrating radar systems has been technically demonstrated, at this early stage of its shift in strategic business focus, the Company has not yet generated significant revenues from sales of its commercial products. The first GPR product developed for LandRay, the SEEKER(TM), is just currently entering initial production. The following sections discuss potential future products and applications of the Company's core technologies which the Company is considering pursuing, but which have not yet been developed, tested or deployed. There can be no assurance that any of the commercial products discussed below will be successfully developed or accepted in their target markets, that revenues generated by such products will be sufficient to return the cost of their development, that the Company will be successful in developing additional new products, that the Company will not experience delays in developing such products, or that such products will achieve commercial success. A sustained failure to successfully develop and sell new products would have a material adverse effect on the Company's business and its results of operations.

         Power Spectra currently has three business lines, all based on its core technology: 1) Ground Penetrating Radar; 2) Industrial Sensors; and, 3) Military and Government. Ground Penetrating Radar is expected to command the bulk of the Company's attention for the foreseeable future and is expected to exploit the technical advantages of the BASS(TM) and PSIristor(TM).* Although the Military/Government line of business has historically generated the majority of the Company's revenues, current management plans call for pursuing this business on an opportunistic basis.

         Ground Penetrating Radar (GPR) Business

         Power Spectra is pursuing several potential business opportunities that apply its technology to GPR systems designed to detect and render precise 3-D images of buried materials. The Company's current efforts are largely focused in two areas: a hand-held GPR system for use in gold mines, being developed through the LandRay joint venture, and a vehicle-mounted GPR system for use in general utility mapping, being developed internally.

         In 1996, the Army Research Laboratory ("ARL") successfully demonstrated an experimental GPR system, enabled by Power Spectra technology, that could detect buried anti-personnel landmines from a stand-off range of 500 feet. This event is significant in that all other GPR systems of which the Company is aware can only operate in a ground contact or near ground contact mode. This technical achievement encouraged Power Spectra to further develop its GPR system technology for commercial applications. As a result of its GPR testing, the Company believes that it is well positioned to make significant near-term contributions in the areas of mineral resource detection and underground utility detection.*

         One of the advantages of the Power Spectra's GPR technology is the ability to operate from a stand-off position, generally defined as an operating position more than 18 inches above the area to be scanned. With other GPR systems the antennas are literally dragged across the ground or are very close to the ground, and as such, may be limited in the areas they can survey due to obstacles such as vegetation and rocks.

         The success of the ARL demonstration gave considerable impetus to Power Spectra management to conduct the analysis leading to the decision to concentrate the Company's efforts on GPR. As a result of this analysis, Power Spectra believes that its GPR technology could potentially provide significant advantages in the following business areas:*

          -    Mineral resource  detection
          -    Underground pipe and conduit mapping
          -    Borehole  radar  for  oil/gas  exploration
          -    Unexploded  ordnance detection
          -    Anti-personnel   mine  detection  and  classification
          -    Archeology and antiquity mapping

--------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" for a discussion of factors that could affect future performance.

         Remote sensing technologies such as seismic reflection, impulse and stepped frequency GPR, resistivity and induction logging and other technologies have been used for mineral exploration for many years with mixed results. The limitations of poorly resolved imagery, coupled with expensive and cumbersome techniques generally require expert interpretation, making seismic reflection applicable to the characterization of large geologic features with high value potential, such as oil and gas. GPR has not found wide use in mining and oil and gas exploration due to its historically limited range, poor resolution, and difficulty in interpreting the data.

         The Company has conducted analysis and calculations which have led it to believe that the benefits of the Power Spectra GPR to mineral exploration and development include significantly increased range, improved resolution and greater ease of data interpretation.*

         LandRay Technology, Inc.

         LandRay Technology, Inc. (LandRay), a Delaware corporation, was founded in 1996 as a joint venture between Power Spectra and a group of private investors to develop and commercialize the Company's proprietary GPR system designs for sensing, detection, and location of subterranean metal deposits and geophysical profiles to aid in the exploration for minerals and fossil fuels - in essence, for mineral and petroleum exploration and exploitation. The Company believes that these sensors could be deployed from ground-based, in-mine, and in-borehole platforms.*

         In exchange for GPR development contracts, LandRay received an exclusive, royalty-free license to use the Company's GPR technology in the areas of mineral and petroleum exploration and exploitation. Although Power Spectra received an initial 50% shareholding in LandRay for this license, subsequent LandRay fund raising activities have diluted the Company's position, as contemplated by the originating agreements. LandRay contracted with Power Spectra for a mining GPR concept demonstration ($550K) and subsequently the Company negotiated a $3.0M LandRay contract for the development of a GPR production system, of which only the first part has been defined, the SEEKER(TM) contract ($1.2M), which included a full system verification in an operating gold mine and the delivery of two production units. The SEEKER(TM) is the first fully developed Power Spectra GPR product, and two units are now in production with initial deliveries to LandRay scheduled for the second quarter of 1998.* To date, the Company has received a total of $1.05M from the LandRay development contracts.

         As of December 31, 1997, Power Spectra held about a 31% stake in LandRay, making Power Spectra the largest single shareholder. If LandRay continues to raise additional funds through the issuance of equity, the Company's ownership percentage in LandRay will continue to decrease. However, the joint venture agreement stipulates that the Company's share will not be diluted below 22.7% before LandRay raises equity capital totaling $3.55M. The Company has no capital funding commitments to the LandRay venture, but could elect to participate in future LandRay financings, if the Board deemed it to be in the Company's best interests.

         Witnessed and documented tests of the SEEKER(TM) system at the Original Sixteen to One Mine in Alleghany, CA, which has been in almost continuous operation for the past 100 years, have indicated that the Power Spectra SEEKER(TM) product technology can see up to 20 feet into the quartz rock and detect high grade gold ore. In the final test, which was performed under stringent rules, the device detected more than 200 ounces of gold, thereby exceeding the contractual requirements for gold deposit detection.

         While LandRay is interested in exploiting the market for other selected high value minerals, in the near-term it will focus on finding gold in hard-rock mines. The world-wide gold production in 1996 was slightly under 2000 tons with about 330 tons being mined in the United States. About 40% of the gold is derived from hard-rock mining, with the balance from surface mining. The SEEKER(TM) utility is currently limited to hard rock mining operations. Hard-rock gold mining operations in the United States alone yield a revenue stream exceeding $1 Billion per year. LandRay has informed the Company that plans anticipate garnering a percentage of all gold found with the SEEKER(TM) in hard rock gold mines.

-------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" for a discussion of factors that could affect future performance.

         Power Spectra believes that the benefits of this GPR system to mineral exploration and development companies include both significantly improved specificity of deposit location and improved characterization of subterranean mineral deposits. The Company believes its proprietary technology is unique and that it should prove to have high value to exploration companies who realize these benefits.* Consequently, LandRay has informed tha Company that its strategy calls for retaining ownership and control of all SEEKER(TM) GPR equipment and to provide exploration support services for a share in the profits gained.* PSI will benefit from both the manufacture and sale of SEEKER(TM) systems and from its ownership in LandRay. In addition, Power Spectra retains all intellectual property rights for all technology developed under the LandRay contracts.

         In addition, Power Spectra has conducted considerable analysis with the objective of eventually developing a BoreHole Radar (BHR) for use in oil and gas exploration wells. Technical and risk analysis is complete and LandRay is contractually obligated to grant the Company a BHR development contract in mid-to-late 1998 for concept definition and initial prototype exploration.* The Company believes that, if successfully developed, a borehole radar using Power Spectra technology could significantly enhance the performance of borehole or well logging analytical tools.* Such a radar could be designed to directly measure dielectric constant giving a true indication of the presence of oil or gas.* Other borehole tools, with the exception of nuclear magnetic resonance
(NMR), measure only secondary parameters. NMR, however, is limited in its capability by virtue of its very limited range. Detailed calculations show that a Power Spectra borehole radar, if successfully developed, could make accurate measurements at ranges 8-10 times those of NMR.*

         Historically, GPR has not enjoyed widespread success in borehole logging, primarily because of the need for high power for it to be effective and the need to operate at temperatures generally in the range of 100-150(degree)C. The Company believes that Power Spectra's GPR could overcome these obstacles because the BASS(TM) is a highly efficient device which can operate for extended periods on power from compact batteries.* Additionally, in documented tests, PSI has demonstrated that the BASS(TM) suffered no detrimental effects when operated at temperatures up to 130(degree)C without external cooling. Future tests are planned for operation at higher temperatures.*

         Typically a number of different sensors are employed in logging a single well and, when all the data is reduced, the decision to encase a borehole (which on average costs about $1,000,000) is frequently made on a subjective basis. The Company believes that there is a need for better technology which can provide more quantitative data. Since GPR provides for direct measurement of a material (i.e., dielectric constant, which is a physical property of materials that is directly measured by PSI's GPR systems) as opposed to secondary parameters detected by other sensors, an effective GPR capable of operating in a borehole environment would make a major contribution. There are several patents for borehole radar concepts, but it appears that the results fall short because of limited range and difficulty with operation under severe environmental conditions. The Company believes that a system employing Power Spectra's GPR technology concepts, if successfully developed, should overcome these shortfalls.*

         Vehicle Mounted System

         Power Spectra is in the final stages of development of a vehicle mounted GPR system designed to generate true 3-D images of underground pipes and other buried objects in near-real time. Historically, GPR has played a significant role in the utility industry as a tool to locate pipes, thereby reducing the risk of damage during construction and repairs. Unfortunately, existing systems generally require their antennas to have ground contact or near ground contact. These systems generally have the following limitations:

    - Large  areas  or  stretches   cannot  be  economically   surveyed
    - Detection  of  plastic  pipes and  fiber  optic  conduits  is not reliable
    - True 3-D mapping is generally not achievable
    - The data is extremely difficult to interpret
    - Penetration depth is limited

-----------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" for a discussion of factors that could affect future performance.

         The Power Spectra GPR system is designed to address all of the above issues.* Additionally, the Company has already solved many of the technical R&D problems associated with achieving true 3-D maps from a stand-off position, including the detection of plastic pipes and conduits. The Company's BASS(TM) has extremely high pulse-to-pulse fidelity and operates at more than 1000 times the power of any known existing system. The Company believes that this, coupled with advanced proprietary signal processing technology will result in increased penetration depths when compared with existing systems.*

         With respect to the development of a vehicle mounted GPR system, Power Spectra's objectives are to demonstrate a system that would:

          -   Render precise 3-D images of underground objects,
          -   Detect and map underground infrastructures,
          -   Locate leaks in underground pipelines, and
          -   Eliminate unnecessary excavation expense.

         The Company believes its proprietary GPR systems, if development is successfully completed, will be both technologically and economically superior to conventional detection and mapping methods, because as envisioned, they will function from a "stand-off" position (more than 18" off the ground) and will produce real-time images.* Power Spectra intends to complete the development and initial testing of its vehicle-mounted GPR system during the first half of 1998.*

         In recent years, the utility industry has employed horizontal or directional boring in the laying of new pipes. Because of the serious consequences of damage to other utilities, utility companies usually require "potholing" every five-to-ten feet. This entails digging a hole and exposing existing utility lines by hand or by evacuating the soil using large water or air driven vacuum equipment mounted on trucks. This is a very expensive and time consuming operation. Power Spectra believes that its vehicle mounted GPR system, if successfully developed, could provide detailed 3-D maps with one pass along the line of new construction, thereby reducing the need for "potholing".*

         One construction company with whom the Company has spoken is currently completing the laying of 13,000 miles of fiber optic conduits along railroad rights of way. They report that it costs $3,000 per mile to examine existing drawings of other utilities along those rights of way and that these drawings often do not adequately portray the true locations. As a result they require two engineers with each piece of digging equipment to minimize the disruption to other lines. Even then, the damage rate to other utilities has been unacceptable. This same company has plans to install more than 10,000 miles of fiber optic conduits once their current project is completed. Power Spectra believes that its GPR, whether mounted on a railroad vehicle or a truck, could resolve these problems at a fraction of the cost.*

         Many electric power companies employ high voltage transmission systems in which power cables are encased in buried steel pipe that also contains an insulating fluid under pressure. When this pressurized fluid leaks from the pipe, which frequently occurs, considerable expense is entailed in locating and repairing these leaks. If a particular GPR system could measure the dielectric constant of the fluid, such a leak should be readily detectable. Calculations have been completed which indicate that the Power Spectra GPR should be able to readily detect such leaks.* In many areas, these transmission networks would be amenable to being surveyed from an airborne GPR platform, while a sizable portion would be better suited to a truck mounted system.*

--------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" for a discussion of factors that could affect future performance.

         The Power Spectra development work on a truck mounted GPR, currently in the late stage of development, could provide the technical basis for an airborne system on a helicopter platform. The antennas, array configuration and signal processing architecture would be very similar, although certain modifications would be required to satisfy the airborne environment and increased stand-off range.

         The Army Research Laboratory tests have shown that the Company's GPR technology can detect buried anti-personnel mines at ranges compatible with helicopter operations. However, one of the problems with such operations is that of classifying the targets. Without a viable target recognition capability, the false alarm problems could be substantial. Power Spectra has an ongoing collaborative agreement with a division of Lockheed-Martin to develop the capability to uniquely identify mines in a background that contains other targets. This capability, if successfully developed, should be able to denote the precise type of mine detected.*

         Airborne GPR

         A joint venture company, PEAC, was formed in 1996 between Power Spectra and EAC Helicopter for the purpose of operating a helicopter mounted GPR system for the detection and localization of buried objects, but this joint venture has never been activated or funded.

         A potential future business opportunity for an airborne system may be in the mapping of pipelines in compliance with Federal legislation passed in 1996. There are more than 400,000 miles of oil and gas transmission lines in the United States. About 60% of these lines transmit natural gas and the balance transmit crude, gathering and finished petroleum products.

         Because a ground based system is a natural step toward the evolution of an airborne system, the decision was made to develop and market the Vehicle Mounted GPR before embarking on the development of a helicopter mounted system. In October 1997. Power Spectra and EAC Helicopter agreed to suspend further activity, pending development of PSI's Vehicle Mounted Radar system.

         Industrial Sensors Business

         Power Spectra has developed and is just beginning commercial sales of its Electro-Optic Rangefinder, E-OR 230(TM), the first in a potential product family of industrial measuring sensors. The Company's E-OR(TM) electro-optical rangefinder, an infrared (IR) laser-based sensing device that measures distance and speed, is designed to provide industrial optical sensor customers with important advantages in range, eye safety, beam spot size, stability, accuracy, performance and cost-effectiveness. The heart of the E-OR 230(TM) is Power Spectra's Pulsed Optical Source (POS(TM)), a PSIristor-switched pulsed laser, which is designed to be eye safe, accurate and reliable.

         Power   Spectra's   plans  to  market   the  E-OR   230(TM)  to  OEM's,
manufacturers and systems integrators as an innovative, attractive alternative to ultrasonic proximity sensors and laser diode based photoelectric sensors.

         Power Spectra's primary target market is the light measurement and optical sensors market, which according to Frost & Sullivan is expected to total over $3 billion in sales in 1998 (an average annual growth rate of about 11% over the past five years). The ultrasonic and laser diode sensor market segments are expected to grow to over $650 million, and these are the specific target markets for PSI's Industrial Sensors Business. Power Spectra believes that its laser-based industrial measurement sensors can address the requirements of approximately 20-25% of the ultrasonic proximity sensor market segment and 10-15% of the laser diode sensor market segment.*

-------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" for a discussion of factors that could affect future performance.

         Laser diode based measurement sensors using short pulse or modulated laser technology range in price between $5,000 and $10,000, and typically offer very high performance characteristics: accuracy to 0.1 inch and range measurements at distances in excess of 500 feet. In contrast, ultrasonic-based measurement sensors range in price between $165 and $1,000, and typically they offer lower performance characteristics: accuracy between 1-5 inches and target range measurements from 6 inches to 30 feet.

         The Company believes that with an estimated market entry price of under $3,000 per unit, Power Spectra's electro-optical rangefinder, a pulsed laser-based measurement sensor, provides many of the features of expensive laser diode based sensors at a competitive price, while overcoming many of the limitations of the less expensive ultrasonic based products.* The E-OR 230(TM) product has an accuracy of 0.25 inch and measures target distances in excess of 100 feet. Power Spectra's product offers the accuracy of a laser diode sensor at a much lower cost, and while it is more expensive than the lower priced ultrasonic sensors, it offers greater range, smaller beam spot on the target, greater accuracy, and greater temperature stability than most electronic sensors and most importantly its accuracy is not affected by acoustic noise, humidity, barometric pressure or turbulence. Power Spectra believes the E-OR 230(TM) can fill the price/performance gap between ultrasonic and existing laser diode based measurement sensors.*

         The Power Spectra electro-optical rangefinder has been designed for the following potential industrial applications: diameter measurements of material rolls, liquid and material level sensing, equipment collision avoidance and warning, container ship loading, speed and proximity sensing, manufacturing process monitoring, robotics and automation, safety monitoring, article profiling and dimensioning, and environmental monitoring.

         Military & Government Business

         Historically, Power Spectra has dedicated its technology development toward defense market applications. Since 1988, the Company has supported dozens of electronic warfare ("EW") systems tests with BASS- and PSIristor-based impulse transmitters. Due to the thawing of the "cold war" and the resultant decline in the emphasis on new technology developments for military applications, the Company has not realized any significant business from its commitment to this market sector since the ending of the Air Force contract in 1996. Power Spectra has ceased direct government business development and has focused its military business activities on teaming with major defense systems companies.

         In August, 1996, Power Spectra executed a strategic alliance agreement with AEL Industries covering the marketing of PSI Electronic Warfare (EW) technology over a range of specific programs, where AEL will take the lead in marketing the Company's technology to the government. AEL, a division of Tracor, is well known for its work in electronic warfare and antenna systems. To date, no contracts have resulted from this agreement.

         Although the Company may in the future consider teaming with other major defense systems contractors, it will evaluate all new program options on an opportunistic basis, and enter into only those programs that will bring sustainable and profitable business to the Company.

         Boeing Program

         On January 1, 1989, Power Spectra and The Boeing Company ("Boeing") entered into a BASS(TM) products development and marketing agreement (the "Boeing Agreement"). The Boeing research period of performance expired in June 1994. Under the terms of the amended agreement, Boeing continued to provide, on a loan basis, $3.7 million of equipment and allowed the Company continued rent-free use of this equipment, subject to annual review. In September 1997, the terms of the agreement were amended to transfer all assets provided under this agreement to Power Spectra in exchange for the Company's assumption of all liability related to disposal of the equipment upon completion of its useful life, including but not limited to environmental issues, if any, and restoration of the building leased from Boeing, if and when the assets are removed.

------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" for a discussion of factors that could affect future performance.

         Under the amended agreement, and in exchange for having provided $23.5 million in research and development funding, Boeing retains a perpetual, non-exclusive license to use the technology developed during the term of the agreement, and to market systems containing BASS(TM) devices. In addition, PSI will pay Boeing a royalty of 4% of BASS(TM) product sales up to a maximum cumulative royalty payment of $10 million. This royalty applies only to the BASS(TM) device itself and not any system or sub-system of which the BASS(TM) is a part.

         Air Force Contract

         In 1990, Power Spectra was awarded the first phase of a two-phase competitive contract for the development of a solid-state high-power microwave source for the United States Air Force (the "Air Force Contract"). This source was designed to exploit the capabilities of the BASS(TM) device and was used by the Air Force to test the effects of high power microwave pulses.

         A Phase II option to the contract was exercised in 1993 and subsequent amendments and modifications were added. The aggregate contract value, with the addition of the Phase II option and all amendments and modifications, was $10,517,881. PSI has delivered all items required by the contract and all items were accepted by the government. The contract expired on June 1, 1996, but is subject to an audit by the Defense Contract Audit Agency for overhead rates applied to the contract for fiscal years 1994, 1995 and 1996. As such, the Company may be subject to adjustments up or down on contract revenues. While such audits are commonplace, the timetable for the audit is unknown at present, and no assurances can be given that such audit will not result in a significant payment obligation to the government.

         Ioffe Agreement

         In 1992, Power Spectra entered into a technology license, technology transfer, and development agreement with the Ioffe (pronounced "yahf-ah") Physical Institute ("Ioffe"), St. Petersberg, Russia (the "Ioffe Agreement"). Funded by the Soviet military, since the 1970's Ioffe had been trying to develop a device which operated very similarly to the BASS(TM), but at substantially lower power levels. Following the break-up of the former Soviet Union, Russian scientists were brought to the Company's Sunnyvale facility, sponsored in part by the U.S. Department of Commerce, for varying periods to facilitate the transfer of this technology to the United States. The Company subsequently obtained a perpetual license for the manufacture and use of this device, which is valid worldwide, except for the territory encompassed by the former Soviet Union, and it remains exclusive as long as the Company maintains royalty payments under the terms of the agreement. This device is currently being produced at Power Spectra's Sunnyvale facility as the Company's PSIristor(TM) product. Over the past few years, PSI has continued to make further refinements and improvements to the manufacturing process for this device. The Company believes this product is complementary to the BASS(TM) and has significant potential applications in military and commercial markets.*


Manufacturing

         Power Spectra manufactures all of its products at its Sunnyvale, California manufacturing facility, which it leases from Boeing.

         In 1991, the Company completed the construction of and put into operation a semiconductor fabrication facility for BASS(TM) development. Boeing provided a significant portion of the funds to complete the construction of this fabrication facility. The Company believes the facility and equipment is suitable for moderate volume production of BASS(TM) and PSIristor(TM) devices to meet current production requirements.*

------------
         * This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" for a discussion of factors that could affect future performance.

         During 1994, Power Spectra installed an epitaxial furnace to a design specified by Ioffe, which was the principal objective of the Ioffe Agreement. The Company believes that additional manufacturing capacity, when required, will be available through expansion within its existing building.* The Company's sole manufacturing facility is located in an area adjacent to major earthquake faults. The destruction of the Company's facility due to fire or earthquake would have a material adverse effect on the Company's results of operations.

         In late 1997, Company management successfully negotiated and completed the transfer of title for all Boeing equipment at the Sunnyvale facility to Power Spectra.

         Materials and components used in the manufacture of devices are generally available from a variety of sources.


Sales, Marketing, and Distribution

         The Company has increased its focus on industrial or commercial products, which the Company believes hold more promise for growth than the military sector, where PSI believes weapons systems cutbacks have seriously limited the near-term markets for systems in which the Company's BASS(TM) and PSIristor(TM) technologies could make a major contribution.

         Although the Company's marketing activities have been significantly curtailed due to capital constraints and the focus on new GPR developments during this period of transition from the military to the commercial sector, the marketing goals of the Company include obtaining development contracts for new GPR systems, while continuing to expand and market the industrial/commercial GPR product line(s).

         The bulk of the Company's marketing efforts during 1997 was focused on interacting with potential future customers for the purpose of analyzing their requirements and making them aware of the Company's intentions and progress. These interactions included major utility companies, petroleum pipeline companies, construction companies and petroleum exploration service companies.

         Power Spectra currently has no marketing staff or salesforce. Senior management has been handling marketing activities during the GPR development period. The Company will only add marketing staff after GPR contract obligations have been met and a GPR or industrial sensor product production backlog has been built. Following the initial GPR system development period, PSI is planning to market its GPR products through independent service providers.* The Company anticipates that these service providers will typically provide GPR services on a lease and toll basis, with the Company retaining title to the GPR products.* With respect to the Company's industrial sensing products, PSI plans to fully utilize the well established distributor and manufacturers representative networks for such products.*

         Several other products had previously been developed and marketed for industrial or commercial markets, including: the BASS-0X(TM) series of impulse generators, the PGS-400(TM) series of impulse generators, and the POS(TM) series of pulsed lasers. These products, which are based on PSI's BASS(TM) and PSIristor(TM) core technology, are used in the Company's GPR systems, Industrial Sensor products, and Military and Government products. Promotion of these products has included news releases, advertising in trade publications, direct mailings, and exhibition at trade conferences.

-------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" for a discussion of factors that could affect future performance.

Competition

         While Power Spectra is not aware of any "in-kind" competition for its enabling technology, numerous conventional technologies compete with the Company's BASS(TM) and PSIristor(TM) based products in various market segments. The Company believes that the competitive factors in its markets are price, performance, technical innovation and size. While the Company believes that it does, or will, compete favorably with respect to all of these factors, there can be no assurance that the Company will be successful in achieving significant commercial sales of its products under development.

         Ground Penetrating Radar

         The Company competes, or is expected to compete, with a variety of companies in the area of GPR systems, including Geophysical Survey Systems, Inc.
(GSSI), Coleman Research, GEO Radar and EMRAD Limited (PIPEHAWK). All of these companies have significantly greater financial and marketing resources and products currently on the market.

         Recently, several European organizations have commenced aggressive GPR developments. The U.K. Defense Evaluation & Research Agency (DERA) has embarked on a multi-year program to develop a helicopter-borne system for anti-personnel mine location and identification along the lines of the PSI approach. The details of this program are closely held, and data on the performance achieved against mines are classified.

         Another European initiative is the work commencing at the EU Joint Research Center (JRC) aimed at developing a truck-mounted mine-finding GPR. While little progress has been reported to date, the program is significant in that it has a funded budget in excess of $40M.

         Industrial Sensors

         Power Spectra is addressing a niche market for industrial measurement devices using short-pulse diode lasers which have integrated driver circuitry. The industrial measurement market is currently served primarily by expensive high-performance laser-based systems at the top end of the market, and by inexpensive, lower performance ultrasonic-based systems on the lower performance end of the market.

         The Company's competitors in the pulsed-laser based measurement system market include Laser Diode Products, Inc., which offers a product which, while not a direct replacement, is a possible substitute for the Company's industrial sensors. In addition, future competition is expected to develop from EG&G, Inc. There can be no assurances that these companies or others will not attempt technology development sufficient to become the technology leader in this niche.

         Power Spectra also competes with the major proximity sensor vendors in the industrial measurement market, including Electro, Micro Switch, Massa Products, and Siemens, which had a combined share of 67% of the world market in 1993. All of these companies have significantly greater financial and marketing resources and products currently on the market.

         Impulse Generators

         A number of companies have light-activated semiconductor technologies which compete with the BASS(TM) device in this market. The major competitive technology in this area is the linear-mode light-activated switch. In addition, other companies and government laboratories are studying semiconductor devices like the BASS(TM).

         The Company faces intense competition for government contracts from larger companies with conventional technology, which have substantially greater financial and marketing resources than the Company. The largest competitors include Hughes, Raytheon, Lockheed Martin, TRW, Tracor, and Northrop Grumman.

Patents and Proprietary Rights

         Power Spectra relies primarily on its technological and engineering capabilities for the development of its business. The Company believes that patents for concepts and processes developed by its employees are a critical element for the protection of its future growth. The Company files patent applications for certain concepts and processes as appropriate. Power Spectra currently holds 5 patents with 2 additional patents pending on the laser rangefinder product line. In addition, it has licenses on patents to key technologies and software as well as an exclusive, world-wide license for the PSIristor technology.


         The Company has a patent for a nanosecond pulse generator (planer triode) expiring in 2002, and three patents for various aspects of BASS(TM) technology expiring in 2001, 2005, and 2006. The Company was also granted a patent for its Bulk Avalanche Semiconductor Laser, which expires in 2007. The Company also has a non-exclusive license to a U.S. Patent that covers a bulk avalanche device operating at cryogenic temperatures that predates the BASS(TM) patents. Additionally, the Company has a patent pending for its E-OR230(TM) laser rangefinder and a patent pending for a SEEKER(TM) GPR that the Company developed for LandRay in its underground mining exloration program. Any patent which issues on technology developed for LandRay's programs will be owned by Power Spectra and licensed exclusively to LandRay.

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

         The Company does not believe that patents alone represent the complete body of knowledge required to duplicate or reverse engineer its products. Power Spectra has invested over ten years in research and development to fully understand and develop the proper support subsystems and processes for its products and technology. The Company believes that this understanding represents a major competitive advantage.*

         The Company has filed applications for other patents relating to its GPR and electro-optical rangefinding systems technologies. There is no assurance that such patents will issue or that the claims included in any such patents will provide significant protection.

Backlog

         As of December 31, 1997, the Company's backlog was $450,000, versus $113,606 at December 31, 1996, and $801,261 at December 31, 1995. The entire backlog consisted of two incomplete milestones under the LandRay contract. To date the Company has completed all milestones under the LandRay contract on time. The Company expects to complete all of its current backlog within the next twelve months.*

         Commercial sales of the Company's products are typically made pursuant to standard purchase orders that are cancelable without significant penalties. In addition, purchase orders are subject to price renegotiations and to changes in quantities or products and delivery schedules caused by changes in customers' requirements. As a result of the foregoing factors, the Company does not believe that backlog at any given time is a reliable indicator of future sales.


Government Contract Matters

         Historically, a material portion of the Company's business has been derived from contracts with or for federal government agencies. Government contracts generally provide for the termination or adjustment of material terms of such contracts at the election of the government, and the government may pursue contractual, administrative, civil, and criminal remedies for improper or illegal activities associated with obtaining and performing government contacts. Administrative remedies include the suspension, debarment, or ineligibility of all or part of a company from receiving government contracts and government-approved subcontracts. As is the case with any company that performs material amounts of business with the federal government, any such action by the government could have a material impact upon the Company's business.

         The Air Force contract expired on June 1, 1996, but the Company is subject to an audit by the Defense Contract Audit Agency for overhead rates applied to the contract for fiscal years 1994, 1995 and 1996. As such, the Company may be subject to adjustments up or down on contract revenues. While such audits are commonplace, the timetable for the audit is unknown at present, and no assurances can be given that such audit will not result in a significant payment obligation to the government.


Environmental Compliance

         The nature of the business subjects the Company to a variety of federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. In addition, the Company is responsible for all environmental compliance associated with the equipment recently acquired from Boeing, including any disposition of such equipment. Although semiconductor manufacturing has some inherent environmental risks, the number and quantity of hazardous substances used at the Company's facilities are minimal and should pose little or no environmental threat.* Some parts of specific equipment may be exposed to hazardous substances, but they can be decontanimated or disposed of at sites designated to handle these materials. The Company believes the maximum financial risk or expense for such disposal to be less than $15,000.* The Company has not incurred any material operating expenses nor been required to make any significant capital expenditures to comply with these provisions. Management believes that the Company is not subject to any outstanding issues on past non-compliance, and that the Company is currently in compliance with all known environmental provisions. However, there can be no assurance that the Company will not become subject to environmental claims in the future, the cost of which could be material.

-------------
* This statement is a forward-looking statement reflecting current expectations. Actual future performance may differ materially from the Company's current expectations. The reader is advised to review "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" for a discussion of factors that could affect future performance.

Research and Development

         For the fiscal years ending December 31, 1997, 1996, and 1995, the Company's research and development expenses were $798,478, $714,368, and $213,667, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of this topic.


Employees

         As of December 31, 1997, the Company had 18 full-time employees, with 13 in technical positions and 5 in administrative capacities. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good. The Company's success depends on its ability to hire and retain highly specialized engineers, scientists, and management personnel, and competition for such personnel is intense.

         PSI has reduced internal staff costs by making effective use of consultants and contract personnel on an "as needed" basis. The Company is fortunate to be located in an area where highly specialized and skilled individuals are available on a contractual or consulting basis. The availability of such personnel has allowed the Company to continue its technological development in a highly focused manner without the addition of permanent headcount.


 ITEM 2. PROPERTIES

         The Company leased 25,000 square feet of space from Boeing located at 919 Hermosa Court, Sunnyvale, California, under a five-year lease (with an option to renew for a two-year period) which commenced February 3, 1992, and ended in 1997. The Company negotiated the renewal terms for one year at a fixed rate and two years on a month to month basis at escalating rates. In return for below market rates for approximately 20 months, the Company granted an option to the landlord to lease back up to 9,000 square feet or the entire facility upon proper notification. Payments under the lease in 1997 totaled $268,368. The Company believes that, based upon its dealings with the landlord, the landlord will not exercise its right to reclaim the entire facility during the month to month arrangement. The Company believes that its current site is sufficient to house the Company's operations for the next twelve months, regardless whether the option is exercised by the landlord.


ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the non-Nasdaq over-the-counter market and, prior to December 17, 1992, had been quoted on the Nasdaq Stock Market. The Company's Preferred Stock is not publicly traded. On December 31, 1997, there were approximately 703 holders of record of the Company's Common Stock, 13 holders of record of the Company's Series A Preferred Stock, and 34 holders of record of the Company's Series B Preferred Stock. The following table sets forth the high, low, and closing bid prices for the Company's Common Stock as reported by the National Quotation Bureau for each quarter of 1997 and 1996. Prices reflect inter-dealer prices, without retail markup or commissions, and do not necessarily represent actual transactions.

================================================================================
                                                       1997
--------------------------------------------------------------------------------
      Quarter                                               Closing
       Ended                       High          Low          Bid
================================================================================
Mar. 31                           15/16         13/32         1/2

June.30                            7/8          15/32         7/16

Sept.30                       1 -  1/16          7/16         3/8

Dec. 31                       1                  9/32        13/32
================================================================================
                                                       1996
--------------------------------------------------------------------------------
      Quarter                                               Closing
       Ended                       High          Low          Bid
================================================================================
 Mar. 31                     2 -   1/8          11/16      1 - 11/16

 June. 30                    2 -   1/16          7/8       1 - 11/16

 Sept. 30                    1 -  13/16       1            1 -  3/8

 Dec. 31                     1 -  11/16          1/2           17/32
================================================================================

         No cash dividends on Common Stock have been paid by the Company since its inception. The Company has no plans for payment of cash dividends on Common Stock in the foreseeable future, and intends to retain its earnings, if any, for the development of its business. The Company is required to pay cash dividends on its Series A Preferred Stock issued in 1994, and on its Series B Preferred Stock issued in 1995. Dividends payable on both series of the Preferred Stock for the 1997 fiscal year were $192,604.

         In the fourth quarter of 1997, the Comapny issued 3,200,000 shares of its common stock to certain investors. (see Management Discussion and Analysis, Liquidity and Capital Resources)

ITEM 6.  SELECTED FINANCIAL DATA

         The following table reflects selected financial data for the five fiscal years ended December 31, 1997. The selected financial data as of and for each of the years in the five-year period ended December 31, 1997, are derived from the audited financial statements of the Company. The financial statements as of December 31, 1995, 1996, and 1997 and for the years then ended, have been audited by Grant Thornton LLP, independent accountants, and are included elsewhere in this Report. The 1995, 1994, and 1993 balance sheet data and the 1994 and 1993 statement of operations selected financial data presented below, were derived from the Company's audited financial statements for those periods, but are not presented elsewhere in this report. The data set forth below should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" included elsewhere in this Report.



                                   Statement of Operations Data:
=================================================================================================
                            1997            1996            1995            1994           1993
-------------------------------------------------------------------------------------------------
Total revenues        $   942,128     $ 1,000,114     $ 1,429,625     $ 3,060,098    $  6,052,692
-------------------------------------------------------------------------------------------------
Net income (loss)
   applicable to
   common shares     ($ 2,840,003)   ($ 3,983,752)   ($ 2,751,425)   ($ 1,216,907)   $    146,293
-------------------------------------------------------------------------------------------------
Net income (loss)
per common share           ($0.14)         ($0.26)         ($0.25)         ($0.12)          $0.01
-------------------------------------------------------------------------------------------------
Weighted average
shares outstanding     19,793,980      15,622,268      11,181,541      10,014,163       9,890,553
=================================================================================================

                                        Balance Sheet Data:
=================================================================================================
                                 1997           1996          1995          1994          1993
-------------------------------------------------------------------------------------------------
Current assets             $   965,862    $ 1,205,439   $ 2,929,050   $   661,045   $ 1,908,681
-------------------------------------------------------------------------------------------------
Current liabilities        $ 1,314,873    $   992,441   $   962,314   $   585,769   $   524,393
-------------------------------------------------------------------------------------------------
Working capital(deficit)   ($  349,011)   $   212,998   $ 1,966,736   $    75,276   $ 1,384,288
-------------------------------------------------------------------------------------------------
Total assets               $ 1,330,805    $ 1,672,827   $ 3,442,208   $ 1,289,955   $ 2,362,679
-------------------------------------------------------------------------------------------------
Long term debt                      $0             $0            $0            $0            $0
-------------------------------------------------------------------------------------------------
Stockholders'
   equity                  $    15,932    $   680,386   $ 2,479,894   $   704,186   $ 1,838,286
=================================================================================================


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of various factors, including the risk factors set forth under the heading "Factors Affecting Operating Results" on page 21 of this Report and elsewhere in this Report. The Company has attempted to identify forward-looking statements by placing an asterisk immediately following the sentence or phrase that contains the forward-looking statement.

Results of Operations

         1997 Compared to 1996

         Revenues for the year ended December 31, 1997 were $942,128, which were $57,986 less than revenues of $1,000,114 for the prior year. The decrease in the Company's revenues in 1997 compared to 1996 was primarily due to the completion of the Air Force Contract in 1996. After adjustments for the lack of Air Force Contract revenues, 1997 results reflect an actual increase in new contract and commercial product revenues, mainly attributable to LandRay contract revenues.

         The revenue recognized from the Company's Phase 1 and Phase 2 development contractual efforts with LandRay accounted for $750,000, or 80% of the Company's revenues in 1997, compared to $550,000, or 55% of the Company's revenues in 1996. During 1997, due to the Company's shift in business focus and the resultant new GPR technology development efforts, the Company was unable to add significant new contract revenues other than for the LandRay GPR product, and as a result, although operating expenses were reduced 31% from 1996 levels, the Company's results of operations, and financial condition have not materially improved.

         The net loss for the year ended December 31, 1997 was $2,647,399 compared to a net loss of $3,788,299 in 1996. After adjustment for dividends on Preferred Stock of $192,604, the net loss applicable to common shares was

$2,840,003 or $0.14 per share as compared with a net loss for the year ended December 31, 1996 of $3,983,752, or $0.26 per share.

         Cost of revenues decreased by $861,041, or 33% from 1996 levels, due to personnel and associated fringe benefit reductions, lower consulting and contract labor expenditures, reduced overhead, materials and outside services purchases.

         Sales and marketing costs decreased as compared to 1996 by $248,112 or 66% due to personnel reductions, and reduced travel, advertising and public relations expenses. Research and development costs increased by $84,110 or 12% primarily due to increased GPR technology development and increased PSIristor switch process development efforts which resulted in production yields in excess of anticipated 1998 requirements. General and administrative costs decreased from 1996 by $246,290 or 20% due principally to lower severance expenses. Approximately 75% of this decrease was related to extraordinary personnel costs, particularly severence, incurred in 1996.

         1996 Compared to 1995

         Revenues for the year ended December 31, 1996 were $1,000,114, which were $429,511 less than revenues of $1,429,625 for the prior year. The decrease in the Company's revenues in 1996 compared to 1995 was primarily due to expiration of the Air Force Contract on June 1, 1996, which provided $814,285 of revenue in 1995, and $242,279 of revenue in 1996.

         The revenue recognized under the Air Force Contract accounted for 24% of the Company's revenue in 1996 and 57% in 1995. Revenues recognized from the Company's Phase 1 development effort with the LandRay joint venture accounted for $550,000 or 55% of the Company's revenues in 1996. During 1996, the Company was unable to add significant new contract revenues other than from the LandRay joint venture, which were a direct result of the shift in the Company's business direction in mid-1996, and as a result, although operating expenses were reduced, the Company's results from operations and financial condition were adversely affected.

         The net loss for the year ended December 31, 1996 was $3,788,299, compared to a net loss of $2,562,230 in 1995. After adjustment for dividends on Preferred Stock of $195,453, the net loss applicable to common shares was $3,983,752 or $0.26 per share as compared with a net loss for the year ended December 31, 1995 of 2,751,425 or $0.25 per share.

         Sales and marketing expenses were $374,469 in 1996, representing a decrease of $120,335 or 24% relative to sales and marketing expenses of $494,804 in 1995. Due to a reduced emphasis on government contract revenues, personnel costs associated with marketing to government programs declined, while marketing expenditures related to the Company's industrial and standard products continued in 1996 in an attempt to establish a market for such products.

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

         The Company had no interest expense in 1996 compared to interest expense of $18,126 in 1995, which was due to short-term financing. Interest income increased by $57,469 or 155% to $94,552 in 1996 from $37,083 in 1995 as a result of the short term investment of cash reserves which increased due to the completion of a private placement of Common Stock in March, 1996.


         Liquidity and Capital Resources

         Working capital at December 31, 1997 was a negative $349,011 compared to a positive $212,998 at December 31, 1996, a decrease of $562,009. This decrease was due primarily to net operating loss $2,647,399 partially offset by the net proceeds of $2,090,549 from the sale of Common Stock in the first, second and fourth quarters of 1997. At December 31, 1997, the Company had $441,254 in cash and cash equivalents.

         The Company completed an offering of its Common Stock with gross proceeds to the Company of $1,092,500 on April 10, 1997. Another offering of the Company's Common Stock with gross proceeds to the Company of $1,200,000 was completed on November 11, 1997.

         On April 10, 1997, the Company issued 4,370,000 shares of its Common Stock to certain investors, for a aggregate gross purchase price of $1,092,500. The investors included entities affiliated with the Travelers Group, which purchased 2,000,000 shares for an aggregate purchase price of $500,000. The Company employed multiple parties as placement agents in connnection with this transaction. The Company agreed to pay the selling agents a cash placement fee equal to 5% of the gross proceeds of the transaction. In addition, the Company agreed to issue to the selling agents warrants exercisable for a number of shares of Common Stock equal to 5% of the total number of shares sold in the offering. The Common Stock was issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

         On September 30, 1997, October 31, 1997 and November 13, 1997, the Company issued an aggregate of 3,200,000 shares of its Common Stock to certain investors, for an aggregate gross purchase price of $1,200,000. The Company employed Morgan Fuller Capital Group as placement agent in connection with this transaction. The Company agreed to pay the selling agent and its sub-agents a cash placement fee equal to 8% of the gross proceeds of the transaction. The Company has agreed to issue to the selling agent warrants exercisable for a number of shares of Common Stock equal to 5% of the total number of shares sold in the offering. In addition, in recognition of financial consulting services previously rendered, the Company has agreed to sell the selling agent additional five-year Common Stock purchase warrants, entitling the holder thereof to purchase up to an aggregate of an additional 160,000 shares of Common Stock at an exercise price of $0.375 per share. The purchase price for these warrants is $400. The Company has agreed to register for resale the shares of Common Stock issued in the private placement, as well as the shares issuable upon exercise of the selling agent's warrants. The placement agreement provided that if the Company fails to file and have the registration effective within 120 days of November 13, 1997, the Company would be obligated to pay the purchasers of this placement an additional 2% of shares purchased and that the Company would be further obligated to pay an additional 2% of shares purchased in this placement for each 30 day period delay until such registration becomes effective. Pursuant to such provisions, the Company will issue an additional 128,000 shares to these investors in April, 1998. The Common Stock was issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

         Accounts receivable at December 31, 1997 increased by $193,106 over year-end 1996, while unbilled accounts decreased by $25,813 over the same period for a net increase of $167,293. The large net increase in accounts receivable principally reflects a billing to LandRay resulting from the completion of a contract milestone in the fourth quarter 1997.

         Inventories increased by $14,624 over 1996 year-end levels due primarily to completion of sub-assemblies for the Company's electro-optical product line and ground penetrating radar. Other current assets decreased by $19,444 primarily as a result of timing of payments on various insurance contracts.

         Accounts payable increased by $149,506 over 1996 year-end levels, as a result of the timing of vendor payments related to the Company's annual holiday plant closure. Accrued compensation expense decreased by $17,332 primarily as a result of personnel using accrued vacation in conjuction with the holiday plant closure and a reduced number of personnel.

         Preferred stock dividends payable increased by $192,604 over 1996. During 1997, the Company did not meet California statutory criteria for any dividend distributions.

         The Company's current cash position, together with anticipated cash flows from operations and new debt or equity financings, are expected by management to be sufficient to finance the Company's operations through December 31, 1998. However, the actual amount of time that the Company's cash resources last is dependent upon a variety of factors including the timing of obtaining new contracts, the resources applied by the Company to continued product development, timing of new financings, success of its current joint venture, and competition with other vendors. If the Company determines that it requires additional funds prior to
December 31, 1998, there can be no assurance that additional funds will be obtainable on reasonable terms, if at all. Any additional equity financing may adversely affect the rights and preferences of, and result in significant dilution to, existing stockholders. Any failure to obtain adequate additional funding could result in the Company becoming unable to meet its obligations as they come due. Unless the Company is successful in adding new revenue and replacing the revenue and cash flow recently generated by the LandRay contracts and the Air Force Contract, the Company would continue to experience significant operating losses. As a result of the accumulated substantial losses in past years and the additional capital required to complete product developments of current proposed product offerings and to extend its technology to new applications, the Company's auditors have issued a modified audit report as to the Company's ability to continue as a going concern, on the Company's 1997 financial statements.

         The Company's strategy includes the successful completion of GPR products under development, development of new product applications, and development of new marketing strategies. The Company continues its efforts to seek new strategic partner(s) and/or debt or equity investors. There can, however, be no assurances that the Company will be able to successfully obtain additional financing or strategic partners, or that the terms of any such financing or partnership would be favorable to the Company.


         FACTORS AFFECTING OPERATING RESULTS

         Power Spectra operates in a rapidly changing environment which is subject to numerous risks and uncertainties, many of which are beyond the Company's control. Moreover, this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Report.

         History of Losses; Accumulated Deficit. Since its inception, the Company has generally operated at a loss since government contract revenues, which represent most of the historical revenues of the Company, and other sources of income were insufficient to cover general and administrative, research and development and other costs incurred by the Company. The Company recorded net losses of $2,647,399, $3,788,299 and $2,562,230 for the years ended December 31, 1997, December 31, 1996 and December 31, 1995, respectively. At December 31, 1997, the Company had an accumulated deficit of approximately $17,902,959 and a working capital deficit of $349,011. The Company expects that it will continue to incur losses until its contract revenues increase substantially from current levels or the Company begins to receive significant product sales and license and/or royalty income. There is no assurance that the Company will achieve profitable operations in the foreseeable future, if at all. Although the Company has substantially reduced the size of its operations over the last two years, there can be no assurance that the Company's revenues and proceeds from the equity financings will be sufficient to allow the Company to support its operating expenses.

         Dependence on LandRay Contract. The Company's relationship with LandRay Technology, Inc. ("LandRay") has been the Company's primary source of revenues since the first contract was awarded to the Company in 1996. The Company's relationship with LandRay was an extremely significant source of revenues during 1996 and 1997, and is expected to remain significant for the forseeable future. The Company recognizes revenue from its contract with LandRay based upon attainment of milestones delineated in the contract. Unless the current contract with LandRay is extended, it will be necessary to find alternative sources of revenue, and there is no assurance that the Company would be successful in accomplishing this result.

         Need to Successfully Launch and Fund New Ventures. The Company believes it must continue to seek and obtain other sources of revenue to continue operations. Since its inception nearly all of the Company's revenues have come from defense-related research and development contracts related to the BASS(TM) development and applications. The Company currently is seeking to exploit its technology for applications in commercial and industrial markets to provide such revenue. During 1996, the Company entered into two ventures, LandRay and PEAC Airborne Technologies in order to develop and exploit new business opportunities which the Company believes are possible based upon its ultra-wideband ground penetrating radar ("UWB GPR") technology. As of the date hereof, the PEAC venture has been suspended. The LandRay venture and any future ventures will require significant funding in order to enable the Company and its strategic partners to carry out their respective plans of operations. There can be no assurances that the LandRay venture will be able to raise adequate funding on acceptable terms, that the Company will be able to successfully enter into any additional suitable strategic partnership or joint venture arrangements or that such arrangements, when entered into, will prove to be beneficial for the Company and its shareholders. There also can be no assurance that the proposed joint venture agreements, if consummated, will generate sufficient revenues to replace the existing LandRay contract when it expires. Failure to succeed in one or more strategic partnerships or joint venture relationships could have a material adverse effect on the Company's plan of operations and results.

         Need for Additional Capital. In order to meet its objectives, including entering into additional joint ventures, the Company will require substantial additional capital. While the Company anticipates attempting to raise such capital in the form of future private placements of its equity securities, there can be no assurance that any such efforts will be successful, that such capital will be available on acceptable terms, or at all. In addition, any such equity financing would be dilutive in ownership to existing investors and could involve creation of rights senior to existing investors, including rights upon liquidation or sale of the Company. The failure of the Company to complete additional financings in the future would have a material adverse effect on the Company's business, financial condition and results of operations.

         Expiration of Air Force Contract. The Company's contract with the United States Air Force expired in June 1996 and final payments thereunder were received by the Company during 1996. With the termination of the Air Force Contract, the Company has found it necessary to shift its focus to industrial products to find alternative sources of revenue, and there is no assurance that the Company will be successful in accomplishing this result. If the Company is not successful in replacing the revenue and cash generated by the Air Force contract, the Company will continue to experience significant operating losses and significant negative cash flow. Although the Company has substantially reduced the size of its operations since expiration of the Air Force Contract, there can be no assurance that the Company's revenues and proceeds from equity financings, if any, will be sufficient to allow the Company to support its operating expenses. The Air Force contract expired on June 1, 1996, but the Company is subject to an audit by the Defense Contract Audit Agency for overhead rates applied to the contract for fiscal years 1994, 1995 and 1996. As such, the Company may be subject to adjustments up or down on contract revenues. While such audits are commonplace, the timetable for the audit is unknown at present, and no assurances can be given that such audit will not result in significant payment obligation to the government.

         Product Development and Enhancements. The development of GPR systems and other remote sensing products as well as high power switching components and products is a complex engineering effort involving significant risk. While the Company believes it has completed development of its core technology, significant additional development efforts must be made in order to achieve commercial acceptance of its products. Such efforts will require substantial additional capital, the source and timing of which is unknown. There is no assurance that the Company will succeed in raising the needed capital or in the product development efforts, even if the necessary funding is raised.

         Complex Manufacturing Process; Manufacturing Capacity. The manufacture of GPR systems and remote sensing products as well as semiconductor-based power switching devices is highly complex and sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used and the performance of personnel as well as vendors and suppliers. The Company has periodically experienced yield problems, and there can be no assurance that these problems will not reoccur. Should the Company experience protracted production delays attributable to manufacturing complexity, its ability to deliver products would be materially affected. In the event that the Company commences significant commercial shipments, it may be required to obtain third party manufacturing services.

         Dependence on Facilities. The Company does not expect to be able to remain in its current facilities in the long-term. Appropriate manufacturing and executive office space in Silicon Valley is extremely limited and there is no assurance that the Company will be able to secure adequate facilities on terms that are acceptable to the Company, if at all. This circumstance could cause delays in the manufacture and delivery of the Company's products and could have a material adverse impact on the Company's results of operations.

         Dependence on Government Contracts; Limited Commercial Sales to Date. Historically, a material portion of the Company's business resulted from contracts with or for government agencies. The Company expects that dependence on such contracts for a portion of its revenues will decline in the foreseeable future. Government contracts generally provide for the termination or adjustment of material terms of such contracts at the election of the government, and the government may pursue contractual, administrative, civil and criminal remedies for improper or illegal activities associated with obtaining and performing government contracts. Administrative remedies include suspension, debarment or ineligibility of all or part of a company from receiving government contracts and government-approved subcontracts. Any such action by the government could have a material adverse impact upon the Company's business. Moreover, general political and economic conditions, which cannot be accurately predicted, directly and indirectly affect the quantity and allocation of expenditures by governmental agencies. Therefore, cutbacks in the federal budget could have a material adverse impact on the Company's results of operations so long as the Company remains dependent on government contracts. Notwithstanding the fact that the applicability of both the Company's BASS(TM) and PSIristor(TM) device technology to ground penetrating radar systems has been technically demonstrated, with the exception of development contract revenues from LandRay, at this early stage of its shift in strategic business focus, the Company has not yet generated significant revenues from sales of its commercial products. The first GPR product developed for LandRay, the SEEKER(TM), is just currently entering initial production. In addition, the previous sections of this report discuss potential future products and applications of the Company's core technologies which the Company is considering pursuing, but which have not yet been developed, tested or deployed. There can be no assurance that any of the commercial products discussed below will be successfully developed or accepted in their target markets, that revenues generated by such products will be sufficient to return the cost of their development, that the Company will be successful in developing additional new products, that the Company will not experience delays in developing such products, or that such products will achieve commercial success. A sustained failure to successfully develop and sell new products would have a material adverse effect on the Company's business and its results of operations.

         Limitations on Protection of Intellectual Property. The Company believes its ability to compete effectively with other companies may be materially dependent upon the proprietary nature of its technologies. The Company holds a number of domestic patents covering various aspects of its BASS(TM) technology but has no patents pending on its PSIristorTM technology as it was transferred from Russia, and the Company holds an exclusive worldwide license for its manufacture and use outside the former Soviet Union. The Company has applied for multiple patents on its GPR system, the SEEKER(TM), and the Electro-Optical Rangefinder, E-OR 230(TM). To date, one patent each has been granted on these devices and several more are pending. There is no assurance that any additional patents will be granted to the Company or that the Company's patents will provide meaningful protection from competition. Moreover, there can be no assurance that any patents will be upheld by a court should the Company seek to enforce its rights against an infringer or that the Company will have sufficient resources to prosecute its patent and other intellectual property rights. Furthermore, issuance of a valid patent does not prevent other companies from independently developing technology similar to the Company's, and there can be no assurance that any particular aspect of the Company's technology will not be found to infringe the claims of other existing patents. In addition to patent protection, the Company relies to a significant extent on proprietary know-how and trade secrets particularly with respect to its PSIristor(TM), which it considers a highly proprietary invention.

         Limited Sales and Marketing Capability; Future Reliance upon Distributors. The Company currently has no marketing staff or salesforce. The Company will be required to establish such marketing and sales staff in order to execute its plans for increasing commercial sales. In addition, in order to materially increase revenues and achieve sustained profitability (of which there is no assurance) as the Company continues to commercialize its products, it expects that it will be required to depend upon distributors. While any particular distributor may have an extensive distribution network, distributors typically represent other third-party suppliers, including competitors of the Company, to whom they may devote greater time, effort and attention. There can be no assurance that the Company will successfully establish the requisite distribution relationships or that those relationships will result in increased revenues.

         Competition. The markets for the Company's products are competitive and characterized by rapid technological change and changes in market demand. The Company's competitive position is affected by all of these factors and by industry competition for effective sales and distribution channels. The Company's potential and existing competitors include major ultrasonic proximity sensor vendors, a small number of which dominate the market. Most of the Company's competitors have substantially greater financial, technical, marketing and other resources than does the Company. The Company expects that its markets will become more competitive in the future, and there is no assurance that the Company will be able to successfully compete in its selected markets. See "Business - Competition."

         Ability to Continue as a Going Concern. The Company's independent accountants, in their report regarding the Company's financial statements for the year ended December 31, 1997, have included an explanatory paragraph noting that the Company's recurring substantial losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon its ability to secure additional financing, as to which the Company currently has plans but no specific or definitive commitments. There is no assurance that the Company will be able to secure adequate financing or to carry out its current business plan.

         Volatility of Stock Price. The market price of Company's Common Stock is highly volatile as the stock is thinly traded. Other factors such as variations in the Company's operating results and announcements of technological innovations or price reductions by the Company, its competitors or providers of alternative products and processes may cause the market price of the Common Stock to fluctuate. In addition, the securities markets have recently experienced substantial price and volume fluctuations that have particularly affected technology-based companies and resulted in changes in the market prices of the stocks of many companies that have not been directly related to the operating performance of those companies. The price of the Company's Common Stock is particularly susceptable to extreme fluctuation because of thin trading volume in the Common Stock and lack of widely available pricing information.

         Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately eighteen months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with compliance. Although the Company believes that its systems will be Year 2000 compliant, there can be no assurance that coding errors or other defects will not be discovered in the future. Any Year 2000 compliance problem of the Company, its customers or its suppliers could result in a material adverse effect on the Company's business, financial conditions and operating results.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated by reference herein from Part IV, Item 14(a)(1).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 19, 1996, the Company dismissed the accounting firm of Ernst & Young LLP, which had previously been engaged as the Company's independent accountant to audit the Company's financial statements. Ernst & Young's reports on the Company's financial condition for the fiscal years ended December 31, 1993 and December 31, 1994 did not contain any adverse opinion or disclaimer of opinion, and such reports were not otherwise modified or qualified as to uncertainty, audit scope or accounting principles, except that Ernst & Youngs's report on the Company's financial condition for the fiscal year ended December 31, 1994 contained a going concern qualification. Furthermore, to the knowledge of current management, during the 1994 and 1995 fiscal years, the Company had no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference to the subject matter of the disagreements in connection with its report(s). The decision to dismiss Ernst & Young was approved by the Company's Board of Directors.

         On January 19, 1996 the Company retained the accounting firm of Grant Thornton LLP as its principal accountant to audit the Company's financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors of the Registrant

         The Board of Directors,  as presently  constituted,  has seven members.
The  term  of  each  director   continues  until  the  next  Annual  Meeting  of
Shareholders. The names of the directors and certain information about them, are set forth below.

       Name of Director          Age*           Principal Occupation                 Director Since
--------------------------     --------     -------------------------------------    -----------------
Harold T. Bowling                63         Retired   Executive   of   Aerospace           July 1997
                                            Corporation

James A. Glaze                   60         Vice   President  of   Semiconductor           June 1995
                                            Industry Association

Jay W. Hubbard                   75         Retired    Executive   and   retired           July 1997
                                            Brigadier General, U.S. Marine Corps

Gene J. Kennedy                  56         Consultant / Counselor                     November 1990

James A. Lovell, Jr.             70         President of Promotions Company                July 1997

John W. Pauly                    75         Retired    Executive   and   retired            May 1990
                                            General, U.S. Air Force

Gordon H. Smith                  69         Chairman   of  the   Board   of  the        January 1995
                                            Company,   Chief  Executive  of  the
                                            Company,  Retired Rear Admiral, U.S.
                                            Navy

*  As of March 31, 1998

         Except as set forth below, each of the directors has been engaged in his principal occupation set forth above during the past five years. There are no family relationships between any director or executive officer of the Company.

         Mr. Bowling joined the Board of Directors in July, 1997. He has served in various executive positions at Lockheed Martin Company, a defense technology developer and contractor, over a period of forty years. Before his retirement in February 1997, Mr. Bowling was President of Lockheed Martin Aeronautics International. He served as President of Lockheed Aircraft Services Company from 1987 to 1995, and previously as Vice President of Corporate Development of Lockheed Corporation.

         Mr. Glaze joined the Board of Directors in June, 1995. Since August 1993, Mr. Glaze has served as a Vice President of the Semiconductor Industry Association. Prior to August 1993, Mr. Glaze was President of Jmar Technology, Inc., a laser technology developer.

         Mr. Hubbard joined the Board of Directors in July, 1997. Mr. Hubbard served in the United States Marine Corps from 1940 to 1972 as a fighter attack pilot. Mr. Hubbard retired as Brigadier General in December 1972. From December 1973 to June 1975, he served as Director of Police in Memphis, Tennessee. For a period of three years,

Mr. Hubbard was an independent real estate developer and founded Hubbard Development Corporation. As a court appointed trustee, Mr. Hubbard served as chief executive officer for Penn Pacific Corporation from 1983 to 1985, and from 1986 to 1987 he served as chief operating officer of Riccar of America. From
1989 to 1994, he was founder and chairman of the board of MCAS-El Toro Historical Foundation, which is the sponsor of the Hubbard Museum of Marine Aviation.

         Mr. Kennedy joined the Board of Directors in November, 1990. Mr. Kennedy has been in private practice related to organizational and individual counseling and psychotherapy since 1974. In 1981 he was a founding investor and Vice President of Beepers Northwest, Inc., a pager company which was later purchased by McCaw Cellular Communications.

         Mr. Lovell joined the Board of Directors in July, 1997. Mr. Lovell was a former naval aviator and test pilot when selected for the space flight program in 1962. Subsequently, he flew two Gemini and two Apollo missions in addition to serving as back up in four others. His final space flight was as Commander of the Apollo 13 mission. He then served as deputy director of space and technology at Johnson Space Center. He left the space program in 1973. He then served as president of Bay-Houston Towing Company. From January 1977 to March 1980, he was President of Fisk Telephone Systems, and from March 1980 until January 1991, he was Executive Vice President of Fisk's acquiror, Centel Corporation. Subsequently, Mr Lovell founded and now is President of Lovell Communications, a company dedicated to the promotion of space exploration-related programs.

         General Pauly joined the Board of Directors in May, 1990. General Pauly served as the Chairman of the Board and Chief Executive Officer of Systems Control Technology, Inc., a software company, from 1982 until his retirement in 1994. General Pauly was a consultant/member of the Army Science Board from 1987 to 1997 and was a participant in the National Research Council Study on strategic technologies in the Army.

         Mr. Smith joined the Board of Directors in January, 1995. Mr. Smith has served as President and Chief Executive Officer of the Company since June 1996. He served in various executive positions in the Lockheed Corporation during the 1980's. From 1990 to 1995, he was President and CEO of Sargent Fletcher Company and its successor, Sargent Fletcher, Inc., a military aircraft component manufacturer.


Board Meeting and Committees

         The Board of Directors of the Company held a total of ten meetings during the fiscal year ended December 31, 1997 (the "Last Fiscal Year"). During the Last Fiscal Year, no director attended fewer than 75% of the aggregate of all meetings of the Board of Directors and committees on which he served, if any, except Mr. Gamble who attended 71% of the meetings during the first half of 1997, when he was still a director of the Company.

         The Board has established an Audit Committee and a Compensation Committee. The Audit Committee consists of Messrs. Glaze, Kennedy and Smith. The Audit Committee recommends engagement of the Company's independent auditors and approves the services performed by such auditors and reviews and evaluates the Company's accounting policies and its systems of internal controls. The Compensation Committee is comprised of Messrs. Pauly, Bowling, Hubbard and
Lovell. The Compensation Committee recommends to the Board of Directors the compensation of the Company's Chief Executive Officer and determines the compensation levels of the Company's other officers. In 1997, the Audit Committee and the Compensation Committee held one meeting and four meetings, respectively. The Company does not have a Nominating Committee or a committee performing similar functions.

Director Compensation

         As compensation for their services as directors, non-employee directors receive shares of the Company's Common Stock under the 1991 Director Stock Plan described below as well as options to purchase Common Stock under the Director Option Plan, also described below. See "Employee and Director Benefit Plans."

         During 1997, shares of Common Stock were issued to each of the following directors pursuant to the 1991 Director Stock Plan: John W. Pauly, Gene J. Kennedy, and James A. Glaze each received 27,619 shares, Harold T. Bowling, Jay W. Hubbard and James A. Lovell, Jr. each received 5,556 shares, and retiring directors Michael Gamble, John Hewitt, Jr., and Richard A. Williams each received 22,063 shares. Each director is reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors. In addition, heads of committees of the Board of Directors are paid $250 per quarter as compensation for serving in such positions.

         Non-qualified stock options to purchase 10,000 shares of Common Stock were issued to each of the non-employee Directors pursuant to the Director Option Plan dated March 1997. See "Employee and Director Benefit Plans" below.


Executive Officers of the Registrant

         The current executive officers of the Company and their ages as of March 31, 1997 are as follows:


                 Name           Age           Position
----------------------------- ------- ------------------------------------

          Gordon H. Smith       69     Chairman of the Board, Chief
                                       Executive Officer

          Charles C. Byer       53     President, Chief Operating Officer

          Edward J. Lamb        50     Chief Financial Officer, Secretary


         All executive officers serve at the discretion of the Board of Directors and there are no family relationships between any director or executive officer.

         Mr. Byer joined the Company as Executive Vice President in May 1995 and has served as President and Chief Operating Officer since May 1996. Prior to joining Power Spectra, he was with Beta Phase, Inc., a high speed electrical connector manufacturer, from August 1991 to January 1995, serving as its President and CEO. From June 1990 to August 1991, he was founder and President of Emerald Pacific Seafoods, a live seafood provider. Prior to that, from 1973 to 1990, Mr. Byer served in a variety of managerial positions with E. I. DuPont DeNemours & Co., Inc., a diversified manufacturing company.

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

ITEM 11. EXECUTIVE COMPENSATION

         The   following   table  sets  forth  certain   information   regarding
compensation paid by the Company in the fiscal year ended December 31, 1997 (the
"Last Fiscal Year") to its Chief Executive  Officer  and the two other executive officers whose total compensation in the Last Fiscal Year exceeded $100,000 (the
"Named Executive Officers").
                                             Summary Compensation Table

                                                       Annual        Other Annual        Long-Term
                                                    Compensation     Compensation      Compensation

                                                   ---------------- ---------------- -----------------
                                                                                         Securities
                                                                                     Underlying Options
                                                                                       (# of Shares)
        Name            Capacity Served     Year       Salary
--------------------- -------------------- ------- ---------------- ---------------- ------------------
Gordon H. Smith       Chairman, Chief       1997      $170,273               0                 240,000
                      Executive Officer     1996      $104,457(1)        7,632(2)               50,000
                                            1995      $  9,000           8,785(2)               10,000

Charles C. Byer       President, Chief      1997      $153,365               0                 150,000
                      Operating Officer     1996      $137,893               0                  80,000
                                            1995      $ 75,206               0                       0

Edward J. Lamb        Chief Financial       1997      $114,644               0                  20,000
                      Officer, Secretary    1996      $107,072               0                       0
                                            1995      $ 94,630               0                   4,764

(1) Mr. Smith's cash compensation included $95,457 in salary and $9,000 paid to him as non-executive Chairman in 1996. Mr. Smith joined the Board of Directors in January 1995.
(2) Represents Mr. Smith's compensation received as a Board member, before he became an employee of the Company.

                                         Option Grants in Last Fiscal Year

         The following  table sets forth  certain  information  regarding  stock options granted to the Named Executive Officers in the Last Fiscal Year.
                                                                                       Realizable Value At
                                         Percent of                                   Assumed Annual Rates
                         Number of      Total Options                                    of Stock Price
                         Securities      Granted to                                     Appreciation for
                         Underling       Employees /                                      Option Term
                          Options       Directors in       Exercise     Expiration        -----------
        Name            Granted (#)      Fiscal Year     Price ($/Sh)      Date          5%         10%
        ----            -----------      -----------     ------------      ----          --         ---

Gordon H. Smith           240,000(1)       21.8%          $0.5000        9/2007        $62,890    $159,370

Charles C. Byer           150,000(2)       13.6%          $0.7188        6/2007        $67,808    $171,833

Edward J. Lamb             20,000(2)        1.8%          $0.7188        6/2007        $ 9,041    $ 22,912


(1) Incentive Stock option granted under 1996 Stock Option Plan. Mr. Smith was granted the option to purchase 40,000 shares of common stock pursuant to a non-qualified stock option in 1996 and the option purchase 200,000 shares of common stock pursuant to a qualified stock option in 1997. Both the 1996 and 1997 grants were cancelled and Mr. Smith was granted an option to purchase 240,000 shares of common stock pursuant to a qualified stock option in 1997. This option vests over a period of two quarters. The exercise price of the Option equaled the fair market value of the underlying securities as of the date of the grant.

(2) Incentive Stock option granted under 1996 Stock Option Plan. The Option vests 20% on grant and the remainder over a period of four years. The exercise price of the Option equaled the fair market value of the underlying securities as of the date of the grant.


                          Fiscal Year-End Option Values

The following table sets forth the value of all unexercised stock options held on December 31, 1997 by the Named Executive Officers. No Named Executive Officer exercised stock options during the Last Fiscal Year.

                                           Number of Securities Underlying
                                            Unexercised Options at Fiscal       Value of Unexercised In-The-Money
                                                     Year End (#)                 Options at Fiscal Year End (#)
                 Name                        (Exercisable/Unexercisable)            (Exercisable/Unexercisable)
                 ----                        ---------------------------            ---------------------------

            Gordon H. Smith                         180,008/79,992                             0/0(1)

            Charles C. Byer                         85,000/145,000                             0/0(1)

            Edward J. Lamb                           57,120/17,644                             0/0(1)

----------------------------------------

(1) Based on the over-the-counter bulletin board closing bid price of the Company's Common Stock price as of December 31, 1997, which was $0.4063 per share. The exercise prices of Messrs. Smith, Byer, and Lamb's exercisable and unexercisable options granted under the 1996 Stock Option Plan and 1992 Director Option Plan were greater than the closing bid. Consequently, all Named Executive Officers' options were not in-the-money.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS


Change-In-Control Arrangements

         All outstanding options held by the Chief Executive Officer and all the Company's other executive officers and employees under the Company's 1996 Stock Option Plan will automatically accelerate and become exercisable for fully vested shares upon a change in control of the Company, whether effected through merger, sale of substantially all of the Company's assets, the successful completion of a hostile tender offer for 30% or more of the Company's outstanding Common Stock, or a change in the majority of the Board as a result of one or more contested elections for Board membership.


Compensation Committee Interlocks and Insider Participation

         For the 1997 fiscal year, the Compensation and Stock Option Committee of the Board was comprised of Messrs. Pauly, Gamble, and Kennedy from January 1 through July 24, 1997, and Messrs. Pauly, Bowling, Hubbard, and Lovell from July 25 through December 31, 1997.

         No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

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

         The 1986 Plan is administered by the Board of Directors, which has the authority to select the employees and consultants of the Company (including officers and employee directors) who are to receive option grants and to determine whether each option granted is to be an incentive stock option satisfying the requirements of Section 422A of the Internal Revenue Code of 1986, as amended, or a nonstatuatory stock option. The exercise price of each incentive stock option granted may not be less than 100% of the fair market value of the Company's Common Stock on the date of the grant and the exercise price of a nonstatuatory option may not be less than 85% of the fair market value of the Company's Common Stock on the date of the grant. No option may have a term in excess of ten years measured from the date of grant. The Board of Directors selects the optionees, the number of shares to be subject to each option and the vesting period of options granted under the 1986 Plan. In making such determination, the Board of Directors takes into account the duties and responsibilities of the employee or consultant, as the case may be, the value of the optionee's services, his or her present and potential contribution to the success of the Company and anticipated number of years of future service and other relevant factors.

         The 1986 Plan expired as to future grants upon adoption of the 1996 Stock Plan in June, 1996.

         1996 Stock Plan. The Board of Directors adopted the 1996 Stock Plan (the "1996 Plan") in April 1996 and the Plan was approved by the Company's shareholders in June 1996. A total of 1,500,000 shares of Common Stock were reserved for issuance upon exercise of options granted under the 1996 Plan, in addition to the shares which remained available for issuance under the 1986 Plan. The plan provides for grants in a manner similar to the 1986 Plan and is not a deferred compensation plan under Section 401(a) of the Code and is not subject to the provisions of ERISA. In accordance with Section 162(m) of the Code, the 1996 Plan imposes a limitation on grants to any optionee in any fiscal year so that the aggregate grants in any one year to any optionee may not exceed 300,000 shares per fiscal year, provided, however, that new hires may receive additional option grants for no more than 300,000 shares in the year they are hired. In addition, there is a limit of $100,000 on the aggregate fair market value of shares subject to all Incentive Stock Options which are exercisable for the first time in any calendar year by an employee.

         The 1996 Plan provides that, in the event of a merger of the Company with or into another corporation, the sale of more than fifty perent (50%) of the Company's voting stock, a sale of substantially all of the Company's assets or a liquidation or dissolution of the Company ("Transfer of Control"), the acquiring or successor corporation may assume or substitute substantially equivalent awards for the awards outstanding. To the extent awards are not assumed or substituted for, they will vest in full prior to the Transfer of Control. To the extent options are not assumed, substituted for, or exercised prior to the Transfer of Control, they will terminate.

         1991 Director Stock Plan. The Company's 1991 Director Stock Plan (the "Stock Plan") was adopted in March 1991 and approved by the Company's shareholders in June 1991. The Company initially reserved 100,000 shares of Common Stock for issuance under the Stock Plan. The shareholders approved increases of 150,000 shares, 200,000 shares and 300,000 shares in the number of shares available for issuance under the Stock Plan in June 1993, June 1995, and June 1997, respectively. Under the Stock Plan, each director who is not an employee or full-time consultant of the Company (an "Outside Director") receives each quarter $3,125 in shares of Common Stock of the Company (based on a price per share equal to the fair market value of the Common Stock on the last day of such quarter). The Company currently has six Outside Directors.

         1992 Director Option Plan. The Company's Director Option Plan was adopted in October 1992 by the Board of Directors, and approved by the shareholders in June, 1993. An aggregate of 230,000 shares of Common Stock was reserved for issuance under the 1992 Director Option Plan (the "Director Option Plan"). Under the 1992 Director Option Plan each Outside Director is automatically granted an option to purchase 10,000 shares each year on the third trading day following the public announcement of the Company's financial results for the preceeding fiscal year. Only Outside Directors are eligible to participate in the Director Option Plan. The shareholders approved an increase of 170,000 shares in the number of shares available for issuance under the Director Option Plan in June 1996. Each Outside Director was automatically granted an option for 10,000 shares in March 1997. Options granted under the Director Option Plan are nonstatutory options, and do not qualify as "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

Security Ownership of Certain Persons

         The following table sets forth the beneficial ownership of Common Stock of the  Company  as of  March  31,  1998 by (1)  each  director,  (2) the  Named
Executive Officers,  (3) all directors and executive officers as a group and (4)
each person known by the Company to be the  beneficial  owner of more than 5% of the Company's Common Stock.
                                                         Shares of Common Stock Beneficially Owned (1)
                                         ------------------------------------------------------------------------------
                 Name                                No. of Shares                   Percent of Total
                 ----                                -------------                   ----------------
Entities   Affiliated   with  Travelers
Group, Inc.
388 Greenwich St.
New York, NY 10013 (2)                                   6,090,908                        24.8%
Harold T. Bowling                                           26,753                          *
Charles C. Byer (3)                                         96,666                          *
James A. Glaze (4)                                          63,779                          *
Jay W. Hubbard                                              13,253                          *
Gene J. Kennedy (5)                                        589,256                         2.6%
Edward J. Lamb (6)                                          59,346                          *
James A. Lovell, Jr                                         43,253                          *
John W. Pauly (7)                                          216,598                          *
Gordon H. Smith (8)                                        301,416                         1.1%
All directors  and  executive  officers
as a group (9 persons) (9)                               1,410,320                         4.9%

* Represents less than 1% of the 24,016,036 shares of Common Stock outstanding on March 31, 1998.
(1) Except as indicated below, the persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.
(2) As reported in Amendment No. 5 to Schedule 13G/A filed by Travelers Group, Inc. on January 23, 1998. Includes shares held by Solomon Smith Barney Holdings, Inc. and Mutual Management, Inc., and includes 1,363,636 shares issuable upon exercise of warrants exercisable within 60 days of March 31, 1998.
(3) Includes 96,500 shares issuable upon exercise of options exerisable within 60 days of March 31, 1998.
(4) Includes 20,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 1998.
(5) Includes 50,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 1998 and 10,000 shares issuable upon exercise of warrants exercisable within 60 days of March 31 1998.
(6) Includes 59,346 shares issuable upon exercise of options exercisable within 60 days of March 31, 1998.
(7) Includes 50,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 1998.



(8) Includes 260,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 1998 and 5,000 shares issuable upon exercise of warrants exercisable within 60 days of March 31, 1998.

(9) Includes 380,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 1998 held by four directors, one of whom is also an officer, 15,000 shares issuable to two directors, one of whom is an officer, upon exercise of warrants exercisable within 60 days of March 31, 1998, and 155,846 shares issuable upon exercise of options exercisable within 60 days of March 31, 1998 by two officers who are not directors.

         The  following  table sets forth the  beneficial  ownership of Series A
Preferred  Stock and Series B Preferred Stock of the Company as of March 5, 1998
by (1) each director and (2) each Named Executive Officer, (3) each holder of 5%
or more of the Series A Preferred  Stock and Series B Preferred  Stock,  and (4)
all directors and executive officers as a group.
                                                       Shares of Preferred Stock Beneficially Owned (1)
                                         ------------------------------------------------------------------------------
                 Name                                No. of Shares                 Percent of Class (2)
                 ----                                -------------                 --------------------
Gene J. Kennedy                                                 89                         4.8%
Edward J. Lamb                                                  10                          *
First  Interstate  Bank,  Custodian for
the benefit of James Ermet Haldan Trust
P.O. Box 30100
Reno, NV 89560                                                 500                        19.4%
David J. Holmgren (3)
30 Birch Lane
Coscob, CT 06807                                               308                        18.7%
Estate of John C. Cahill (4)
284 President Avenue
Providence, RI 02906                                           185                        11.2%
All directors  and  executive  officers
as a group (9 persons)                                          99                         5.4%

* Represents less than 1% of the total number of shares of Preferred Stock outstanding.
(1) Except as noted below, the persons named in the table, to the Company's knowledge, have sole voting and investment power with respect to all shares of Preferred Stock shown as beneficially owned by them, subject to community property laws where applicable.
(2) Represents the percentage obtained by dividing the number of shares of Common Stock into which shares of Series A Preferred Stock and Series B Preferred Stock held by the beneficial owner are convertible by the number of shares of Common Stock into which all outstanding Shares of Series A Preferred Stock and Series B Preferred Stock are convertible.
(3)      Includes 14 shares owned jointly by Mr. Holmgren and his spouse,  Karen
         C. Holmgren.
(4) Does not include 5 shares held by each of Ann Catherine Cahill and Mary Elizabeth Cahill, Mr. Cahill's daughters.

Compliance with Section 16(a) of the Exchange Act

         Based solely on its review of the copies of Forms 3, 4 and 5 received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that, during the fiscal year ended December 31, 1997, all filing requirements under Section 16(a) of the Securities Exchange Act applicable to its officers, directors and 10% shareholders were complied with, except that Messrs. Byer, Glaze, Kennedy, Pauly and Smith each filed a Form 5 report for the 1997 year after the due date.

ITEM 13. CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS


Sale of Common Stock

The following officers,  directors,  and 5% shareholders purchased shares of the
Company's Common Stock in the two private placements closing in 1997.
                              Name                                     Shares Acquired          Amount Paid
                              ----                                     ---------------          -----------

Entities Affiliated with Travelers Group, Inc., a 5% shareholder             2,000,000            $ 500,000
Harold T. Bowling, a director                                                   13,500            $   5,062
Charles C. Byer, an officer                                                        166            $      63
Gene J. Kennedy, a director                                                     66,000            $  24,750
James A. Lovell, Jr., a director                                                30,000            $  11,250
John W. Pauly, a director                                                       13,333            $   5,000
Gordon H. Smith, an officer and a director                                      10,000            $   3,750
                                                                             ---------            ---------
Total                                                                        2,132,999            $ 549,875
                                                                             =========            =========


                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K
a)       1.       Financial Statements                                                      Page Number
                  Report of Independent Auditors                                                 F-1

                  Balance Sheets                                                                 F-2
                      December 31, 1997 and 1996

                  Statements of Operations                                                       F-3
                      For the years ended December 31, 1997, 1996, and 1995

                  Statement of Stockholders' Equity                                              F-4
                      For the three years ended December 31, 1997

                  Statements of Cash Flows                                                       F-5
                   For the years ended December 31, 1997, 1996, and 1995

                  Notes to Financial Statements                                                  F-6

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

         3.       Exhibits

                  3.0        Amended and Restated  Articles of  Incorporation of
                             the  Registrant,   as  filed  with  the  California
                             Secretary of State, November 28, 1988. (1)

                  3.1 Certificate of Amendment of Amended and Restated Articles of Incorporation of Power Spectra, Inc., as filed with the California Secretary of State, August 30, 1993. (9)

                  3.2 Certificate of Determination of Preferences of Series A Preferred Stock of Power Spectra, Inc., as filed with the California Secretary of State, August 30, 1993. (9)


                  3.3 Certificate of Determination of Preferences of Series B Preferred Stock of Power Spectra, Inc., as filed with the California Secretary of State, January 4, 1995. (7)

                  3.4        Certificate  of  Amendment  of Amended and Restated
                             Articles of Incorporation of the Registrant, as filed with the California Secretary of State, April 7, 1997. (10)

                  3.5        By-Laws of Registrant. (3)

                  10.0 1986 Incentive Stock Option Plan as amended and forms of incentive and non-statutory stock option agreements. (2) (6)

                  10.1       Research   Agreement  between  Registrant  and  The
                             Boeing Company. (4)

                  10.2 Form of Indemnification Agreement, entered into by the Registrant with each of its executive officers and directors. (3)

                  10.3       1989 Director Incentive Stock Plan.  (3) (6)

                  10.4       1991 Director Stock Plan.  (6) (8)

                  10.5       Director Option Plan.  (5) (6)

                  10.6 Power Spectra, Inc. Series A Securities Purchase Agreement, dated April 7, 1993. (9)

                  10.7 Power Spectra, Inc. Series B Securities Purchase Agreement, dated January 13, 1995. (7)

                  10.8 Ground Penetrating Radar Development Agreement, dated June 19, 1996, between the Registrant and European Industries Associates. (10)

                  10.9 GPR Systems Development, Sale and License Agreement, dated December 17, 1996 between Registrant and LandRay Technologies, Inc. (10) (11)

                  10.10 Letter amending GPR Systems Development, Sale and License Agreement, dated March 13, 1997. (10)

                  10.11      Registration Rights Agreement, dated April 11, 1997
                             (10)

                  10.12 Boeing Asset Transfer: Amendment Number 12 to Research Agreement 9-1110-JET-103.

                  10.13 Lease Extension: Amendment #2 to ARGOSystems Lease dated November 22, 1991.

                  23.1       Consent  of  Grant  Thornton  LLP.

                  27.1       Financial Data Schedule.

                  ---------------------------
                    (1) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

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

                    (7) Incorporated by reference from the Registrant's Annual Report on From 10-K for the fiscal year ended December 31, 1994.

                    (8)      Incorporated  by  reference  from the  Registrant's
                             Registration   Statement   on  Form  S-8  filed  on
                             December 26, 1996 (No. 333-18837).

                    (9) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

                    (10) Incorporated by reference from the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.

                    (11) Confidential treatment has been requested as to portions of this agreement.

b)      Reports on Form 8-K

        None.

c)      Exhibits

        See response to Item 14 (a) 3.

d)      Financial Statement Schedules

        See response to Item 14 (a) 2.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 1998.


                                            Power Spectra, Inc.


                                               By:      /s/ Gordon H. Smith
                                                        ----------------------
                                                        Gordon H. Smith
                                                        Chairman of the Board,
                                                        Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Dated:  April 15, 1998               /s/ Gordon H. Smith
                                     -------------------
                                     Gordon H. Smith, Chairman of the Board
                                     Chief Executive Officer
                                     Principal Executive Officer

Dated: April 15, 1998                /s/ Harold T. Bowling
                                     ---------------------
                                     Harold  T. Bowling, Director

Dated: April 15, 1998                /s/ James A. Glaze
                                     ------------------
                                     James A. Glaze, Director

Dated: April 15, 1998                /s/ Jay W. Hubbard
                                     ------------------
                                     Jay W. Hubbard, Director

Dated: April 15, 1998                /s/ Gene J. Kennedy
                                     -------------------
                                     Gene J. Kennedy, Director

Dated: April 15, 1998                /s/ James A. Lovell, Jr.
                                     ------------------------
                                     James A. Lovell, Jr., Director

Dated: April 15, 1998                /s/ John W. Pauly
                                     -----------------
                                     John W. Pauly, Director

Dated: April 15, 1998                /s/ Edward J. Lamb
                                     ------------------
                                     Edward J. Lamb,
                                     Controller, Chief Financial Officer
                                     Principal Financial and Accounting Officer

               Report of Independent Certified Public Accountants





Board of Directors and Stockholders
Power Spectra, Inc.

We have audited the accompanying balance sheets of Power Spectra, inc. (a California corporation) as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Power Spectra, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has accumulated substantial losses in recent years and will require additional capital to complete product development of current proposed product offerings and extend its technology to new applications. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





San Jose, California
March 20, 1998

                              Power Spectra, Inc.

                                 Balance Sheets

                                                             December 31,
                                                  ------------------------------
                                                       1997           1996
                                                   -----------      -----------
Assets
Current Assets
  Cash and cash equivalents                        $   441,254      $   843,304
  Accounts receivable                                   12,407           69,301
  Receivable from affiliate                            250,000             --
  Unbilled accounts receivable                               0           25,813
  Inventories                                          232,368          217,744
  Other current assets                                  29,833           49,277
                                                   -----------      -----------
                  Total current assets                 965,862        1,205,439

Equipment and improvements, at cost
  Furniture and fixtures                               196,574          196,574
  Equipment                                          1,053,895        1,055,518
  Leasehold improvements                                70,487           70,487
                                                   -----------      -----------
                                                     1,320,956        1,322,579


Accumulated depreciation and
  amortization                                      (1,061,197)        (954,259)
                                                   -----------      -----------
   Net equipment and improvements                      259,759          368,320


Patents, of $86,493 and
$67,415 in 1997 and
1996 respectively                                       78,428           72,993
Deposits                                                26,756           26,075

                                                   -----------      -----------
                                                   $ 1,330,805      $ 1,672,827
                                                   ===========      ===========
See accompanying notes




                                                                 December 31,
                                                        ----------------------------
                                                           1997           1996
                                                        ------------    ------------
Liabilities and stockholders' equity
Current liabilities:
         Accounts payable                               $    310,928    $    161,422
         Accrued compensation expense                        127,717         145,049
         Allowance for contract losses                       100,000         100,000
         Deferred contract revenue                           433,177         433,177
         Accrued professional fees                            74,004          76,350
         Preferred stock dividend payable                    241,351          48,747
         Other accrued expenses                               27,696          27,696
                                                        ------------    ------------
                            Total current liabilities      1,314,873         992,441


Stockholders' equity
         Preferred stock, no par value; 5,000,000
                shares authorized; issuable in series
             Series A convertible, 1,500 shares
                authorized, 1,044 shares issued,
                791 outstanding (1996 - 791 )
                liquidation preference of $791,000           667,720         667,720
             Series B convertible, 1,200 shares
                authorized, 1,153 shares issued,
                1,143 outstanding (1996 - 1,143)
                liquidation preference of $1,143,000         997,806         997,806
         Common stock, no par value,
             55,000,000 shares authorized;
             23,969,854 shares issued and
             outstanding (1996 - 16,125,699)              16,253,365      14,077,816
         Accumulated deficit                             (17,902,959)    (15,062,956)
                                                        ------------    ------------
                           Total stockholders' equity         15,932         680,386
                                                        ------------    ------------
                                                        $  1,330,805    $  1,672,827
                                                        ============    ============

                                           F-2

                                                   Power Spectra, Inc.

                                                 Statements of Operations

                                                                                         Year ended December 31,
                                                                         -----------------------------------------------------------
                                                                              1997                  1996                   1995
                                                                         ------------           ------------           ------------
Revenues:
      Product sales                                                      $    138,915           $     35,932           $     87,877
      Contract revenue - affiliate                                            750,000                550,000                      0
                       - other                                                 53,213                414,182              1,341,748
                                                                         ------------           ------------           ------------
Total revenues                                                                942,128              1,000,114              1,429,625


Costs and expenses
      Cost of revenue                                                       1,726,426              2,587,467              2,235,623
      Sales and marketing                                                     126,357                374,469                494,804
      Research and development                                                798,478                714,368                213,667
      General and administrative                                              957,179              1,203,469              1,062,589
                                                                         ------------           ------------           ------------
Total costs and expenses                                                    3,608,440              4,879,773              4,006,683
                                                                         ------------           ------------           ------------


Loss from operations                                                       (2,666,312)            (3,879,659)            (2,577,058)

Interest expense                                                                 (244)                     0                (18,126)
Interest income                                                                21,693                 94,552                 37,083
Other income (expense)                                                         (2,536)                (3,192)                (4,129)
                                                                         ------------           ------------           ------------
Net loss                                                                 ($ 2,647,399)          ($ 3,788,299)          ($ 2,562,230)
                                                                         ============           ============           ============

Loss per common share -- basic and diluted                               ($      0.14)          ($      0.26)          ($      0.25)
                                                                         ============           ============           ============
Weighted average common shares outstanding                                 19,793,980             15,622,268             11,181,541
                                                                         ============           ============           ============

See accompanying notes


                                                         Power Spectra, Inc.

                                                  Statement of Stockholders' Equity

                                             For the three years ended December 31, 1997

                                                                                                     Preferred Stock
                                                                                     ----------------------------------------------
                                                             Common Stock                   Class A                  Class B
                                                     -----------------------------   ----------------------   ---------------------
                                                        Shares         Amount        Shares      Amount        Shares      Amount
                                                     -------------  --------------   -------   ------------   ---------  ----------
Balances at January 1, 1995                            10,047,550       8,150,676     1,044        881,289          --           --
    Issuance of 1,153 shares of Series B Prererred
        net of issuance costs of $31,164 and
        finders fees of $115,300 paid, convertible
        to common stock at $0.78                          147,631         115,300        --             --       1,153    1,006,536
    Exercise of stock options:
        at $0.88 to $1.13 per share                        32,650          28,663        --             --          --           --
    Common stock issued to directors for
        directors' fees                                    89,065          84,375        --             --          --           --
    Private placement of common stock at $1.10
        less issuance costs of $407,900                 3,358,326       3,292,259        --             --          --           --
    Conversion of 245 shares of Class A
        Preferred to common at $1.22 per share
        net of allocated preferred issuance cost          200,013         206,816      (245)      (206,816)         --           --
    Dividends on preferred stock                               --              --        --             --          --           --
    Net loss for the year                                      --              --        --             --          --           --
                                                     -------------  --------------   -------   ------------   ---------  -----------
Balances at December 31, 1995                          13,875,235      11,878,089       799        674,473       1,153    1,006,536
    Private placement of common stock at $1.10
        less issuance costs of $258,044                 2,060,046       2,008,007        --             --          --           --
    Exercise of stock options:
        at $0.88 to $1.28 per share                        95,945          87,729        --             --          --           --
    Common stock issued to directors for
        directors' fees                                    72,138          85,415        --             --          --           --
    Common stock issued in payment of services
        at $1.03 per share                                  3,000           3,093        --             --          --           --
    Conversion of 8 shares of Class A
        Preferred to common at $1.22 per share
        net of allocated preferred issuance cost            6,531           6,753        (8)        (6,753)         --           --
    Conversion of 10 shares of Class B
        Preferred to common at $0.78 per share
        net of allocated preferred issuance cost           12,804           8,730        --             --         (10)      (8,730)
    Dividends on preferred stock                               --              --        --             --          --           --
    Net loss for the year                                      --              --        --             --          --           --
                                                     -------------  --------------   -------   ------------   ---------  -----------
Balances at December 31, 1996                          16,125,699     $14,077,816       791       $667,720       1,143     $997,806
    Private placement of common stock at $0.25
        less issuance costs of $95,504                  4,470,000         996,996        --             --          --           --
    Private placement of common stock at $0.375
        less issuance costs of $106,447                 3,199,994       1,093,553        --             --          --           --
    Common stock issued to directors for
        directors' fees                                   165,714          75,000        --             --          --           --
    Common stock issued in payment of services
        at $0.375 per share                                 8,447          10,000        --             --          --           --
    Dividends on preferred stock                               --              --        --             --          --           --
    Net loss for the year                                      --              --        --             --          --           --
                                                     -------------  --------------   -------   ------------   ---------  -----------
Balances at December 31, 1997                          23,969,854     $16,253,365       791       $667,720       1,143     $997,806
                                                     =============  ==============   =======   ============   =========  ===========




                                                                              Total
                                                          Accumulated     stockholders'
                                                            deficit           equity
                                                        --------------   ---------------
Balances at January 1, 1995                                 (8,327,779)          704,186
    Issuance of 1,153 shares of Series B Prererred
        net of issuance costs of $31,164 and
        finders fees of $115,300 paid, convertible
        to common stock at $0.78                                    --         1,121,836
    Exercise of stock options:
        at $0.88 to $1.13 per share                                 --            28,663
    Common stock issued to directors for
        directors' fees                                             --            84,375
    Private placement of common stock at $1.10
        less issuance costs of $407,900                             --         3,292,259
    Conversion of 245 shares of Class A
        Preferred to common at $1.22 per share
        net of allocated preferred issuance cost                    --                --
    Dividends on preferred stock                              (189,195)         (189,195)
    Net loss for the year                                   (2,562,230)       (2,562,230)
                                                         --------------   ---------------
Balances at December 31, 1995                              (11,079,204)        2,479,894
    Private placement of common stock at $1.10
        less issuance costs of $258,044                             --         2,008,007
    Exercise of stock options:
        at $0.88 to $1.28 per share                                 --            87,729
    Common stock issued to directors for
        directors' fees                                             --            85,415
    Common stock issued in payment of services
        at $1.03 per share                                          --             3,093
    Conversion of 8 shares of Class A
        Preferred to common at $1.22 per share
        net of allocated preferred issuance cost                    --                --
    Conversion of 10 shares of Class B
        Preferred to common at $0.78 per share
        net of allocated preferred issuance cost                    --                --
    Dividends on preferred stock                              (195,453)         (195,453)
    Net loss for the year                                   (3,788,299)       (3,788,299)
                                                         --------------   ---------------
Balances at December 31, 1996                             ($15,062,956)         $680,386
    Private placement of common stock at $0.25
        less issuance costs of $95,504                              --           996,996
    Private placement of common stock at $0.375
        less issuance costs of $106,447                             --         1,093,553
    Common stock issued to directors for
        directors' fees                                             --            75,000
    Common stock issued in payment of services
        at $0.375 per share                                         --            10,000
    Dividends on preferred stock                              (192,604)         (192,604)
    Net loss for the year                                   (2,647,399)       (2,647,399)
                                                         --------------   ---------------
Balances at December 31, 1997                             ($17,902,959)          $15,932
                                                         ==============   ===============

                                                 F-4

                                                   Power Spectra, Inc.

                                                Statements of Cash Flows
                                                                                                  Year ended December 31,
                                                                                --------------------------------------------------
                                                                                     1997             1996                 1995
                                                                                -----------         -----------         -----------
Operating activities
Net loss                                                                        ($2,647,399)        ($3,788,299)        ($2,562,230)
Adjustments to reconcile net loss to cash
      used in operating activities:
          Depreciation and amortization                                             126,016             130,367             135,176
          Common stock issued for services and
               director compensation                                                 85,000              88,508              84,375
          Changes in operating assets and liabilities:
               Accounts receivable - other                                           56,894             221,531            (260,418)
               Accounts receivable - affiliate                                     (250,000)               --                  --
               Unbilled accounts receivable                                          25,813              19,176              65,762
               Inventories                                                          (14,624)            (92,926)             97,765
               Other current assets                                                  19,444              23,762               9,565
               Accounts payable & accrued expenses                                  147,160             (58,177)            137,841
               Accrued compensation expense                                         (17,332)            (33,099)               --
               Accrued dividend payable                                             192,604                (454)               --
               Deferred contract revenue                                               --               121,857             238,704
                                                                                -----------         -----------         -----------
Total adjustments                                                                   370,975             420,545             508,770
                                                                                -----------         -----------         -----------
Total cash used in operating activities                                          (2,276,424)         (3,367,754)         (2,053,460)

Investing activities
Equipment and improvements
      Additions                                                                        --               (71,284)            (18,349)
      Disposals                                                                       1,623              11,687                --
Patent costs incurred                                                               (24,514)            (25,000)               --
Increase in deposits                                                                   (680)               --                (1,075)
                                                                                -----------         -----------         -----------
Total cash used in investing activities                                             (23,571)            (84,597)            (19,424)

Financing activities
Proceeds from sale of common stock, net of stock
      issuance costs and repurchases                                              2,090,549           2,095,736           3,320,922
Proceeds from sale of preferred stock, net of stock
      issuance costs and repurchases                                                   --                  --             1,121,836
Dividends on preferred stock                                                       (192,604)           (195,453)           (189,195)
                                                                                -----------         -----------         -----------
Total cash provided by (used in) financing activities                             1,897,945           1,900,283           4,253,563
                                                                                -----------         -----------         -----------
Increase (decrease) in cash                                                        (402,050)         (1,552,068)          2,180,679
Cash and cash equivalents, beginning of period                                      843,304           2,395,372             214,693
                                                                                -----------         -----------         -----------
Cash and cash equivalents, end of period                                        $   441,254         $   843,304         $ 2,395,372
                                                                                ===========         ===========         ===========

Supplemental schedule of noncash financing activities:
      Conversion of preferred stock to common stock                             $      --           $    15,483         $   206,816
                                                                                ===========         ===========         ===========
      Common stock and warrants issued in connection with
          financing                                                                    --                  --           $   115,300
                                                                                ===========         ===========         ===========
      Accrual of preferred stock dividends                                      $   192,604         $    48,747         $    49,201
                                                                                ===========         ===========         ===========
Cash paid during the period for:
      Interest                                                                  $       244         $         0         $    18,126
                                                                                ===========         ===========         ===========
      Income taxes                                                              $       800         $       800         $       800
                                                                                ===========         ===========         ===========

See accompanying notes

                               Power Spectra, Inc.

                          Notes to Financial Statements

                                December 31, 1997

1.  The Company and summary of significant accounting policies

The  Company  develops,  designs,  and  markets  a family of  products  that use proprietary high speed semiconductor devices which generate extremely rapid, high-power electromagnetic impulses. The primary business of the Company is related to the Bulk Avalanche Semiconductor Switch (BASS(TM)) and PSIristor(TM). These switches have applicability in high-resolution radar, electronic warfare, communications, and industrial applications such as ground penetrating radar for use in geophysical exploration, underground mapping, and site remediation, level control, positioning, velocity measurement, and obstacle detection and avoidance. Historically, over 90% of the Company's revenues have come from research and development contracts principally with U.S. Government agencies or its contractors.

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

The Company accounts for its long-term contracts using the percentage-of-completion method when appropriate. For other long and short term research and development contracts which call for meeting certain milestones specified in those contracts for which certainty of delivery cannot be preordained, the Company expenses costs as incurred and recognizes revenues only upon completion of those milestones. The Company had one long-term contract whose final deliverable was completed in the second quarter of 1996. A reserve of $100,000 has been set up to handle any contingencies, which at this time are unknown, related to this contract.

Affiliate receivable

Accounts receivable - affiliate consists of the following:

                                                          December 31,
                                             ---------------------------------
                                                        1997             1996
                                                        ----             ----
             LandRay Technology, Inc.               $250,000               $0
                                                    ========               ==


Inventories

Inventories, which are stated at the lower of cost (first-in, first-out basis) or market, consist of the following:

                                                       December 31,
                                             ---------------------------------
                                                        1997             1996
                                                        ----             ----
            Work in progress                        $130,282         $112,949
            Purchased Parts                          102,086          104,795
                                                    --------         --------
                                                    $232,368         $217,744
                                                    ========         ========

Depreciation

Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 to 10 years).

Patents

The cost of patents is being amortized over their statutory lives using the straight-line method.

Investment in affiliate

The Company accounts for its investment in LandRay Technology, Inc. using the equity method of accounting. The Company's cost basis in the investment is zero. The excess of the Company's proportionate share of the net assets over its cost basis, approximately $25,000 at inception of the joint venture, has not been reflected in income. The resultant credit has been reflected as negative goodwill. The two amounts offset for financial statement presentation purposes. Likewise, any proportionate share of losses incurred by LandRay has been offset by an identical amount of amortization of negative goodwill. The Company has not guaranteed any obligations of LandRay and, therefore has not recognized any net losses which would reduce its net investment in LandRay below zero. As of December 31, 1997, the Company held an approximate 31% stake in LandRay, making the Company the largest single shareholder.

Revenue from affiliate

The Company's contract with LandRay calls for the Company to provide research and development services to LandRay and to be compensated for such services as the company achieves certain milestones as called for in the contracts for which certainty of delivery cannot be preordained. Under this arrangement, the Company expenses the research and development costs as incurred. Since LandRay currently has no revenue generating operations and funds required to meet its obligations under the development contract have come entirely from various equity financing, revenues are recognized only upon completion of those milestones and only after the Company is satisfied that LandRay has the resources to pay the amount due. Therefore, the Company does not receive any advance funding from LandRay for which it would be liable to repay if the milestone is not met. The Company has no obligation to repay any funds received from the LandRay contracts. Once LandRay pays the Company, LandRay has assumed the financial risk involved in that particular facet of the research and development.

Deferred Revenues

Deferred revenues are payments made by customers for which the Company has deferred revenue recognition until the contract is closed out. Contracts with the government call for audits of overhead rates for the years in which the contract was performed. Currently the government has not audited for the years 1994, 1995, 1996, and 1997. No schedule has been set for these audits.

Income taxes

The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting purposes.

Recent Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires that an entity report, by major components and as a single total, the change in its net assets from non-shareholder sources during the period; and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an entity's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Loss per common share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." The Company has adopted SFAS 128 for all periods presented. The addition of SFAS 128 had no impact on previously reported loss per share for the 1996 and 1995 fiscal years. Under the provisions of SFAS 128, primary earnings per share is replaced by basic earnings per share and the dilutive effect of stock options, warrants, convertible stock, and contingent stock issuances are excluded from the calculation. For companies like Power Spectra with potentially dilutive securities such as stock options, warrants, convertible securities and contingent stock issuances, fully diluted earnings per share is replaced by diluted earnings per share. Loss per common share is based on the weighted average of common shares outstanding for all periods presented, computed using the net loss after deducting Series A and Series B Preferred Stock dividends in 1997 and 1996, and 1995. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the diluted loss per share computation as the effect would be anti-dilutive.

Cash and cash equivalents

The Company's cash and cash equivalents balance consists of bank demand deposits and money market accounts, none of which has a maturity over three months. The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

401(k) plan

The Company  has adopted a defined  contribution  plan under the  provisions  of
Section 401(k) of the Internal Revenue Code covering all employees. Employees may contribute to the plan and Company contributions are determined annually by the Board of Directors. For the year ended December 31, 1997, Company contributions to the plan were $13,735 (1996--$12,660; 1995--$12,457).


2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company has accumulated substantial losses in recent years and has not commenced revenue producing activities from its new product offerings in amounts sufficient to fund current and future operations. The Company will require significant additional funding to both complete product development of current proposed product offerings and extend the use of its technology to new applications. The Company, to date has not raised sufficient funds to allow it to continue its present activities for the foreseeable future.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the company's ability to raise sufficient debt or equity to allow the Company to complete planned product development activities, continue its research into new applications for its technology and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Management is continuing its efforts to raise additional funding through issuance of stock or debt in amounts sufficient to fund current and future operations. However, there can be no assurance that such efforts will be successful.

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

The Series A Preferred is now subject to redemption at the option of the Company. In the event that the Company redeems the Series A Preferred on or before April 7, 1998, the redemption price will be equal to 106% of the original purchase price of the Series A Preferred ($1,000), plus accumulated but unpaid dividends to the date of redemption; thereafter, the redemption price shall be equal to the original price of the Series A Preferred plus accumulated but unpaid dividends at the date of redemption.

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

On December 17, 1996, 10 shares of the Series B Preferred Stock were converted into 12,804 shares of Common Stock.

5.  Taxes on income

A reconciliation  between the Company's effective tax rate and the United States
("U. S.") statutory rate (34%) is as follows:

                                                                         Year ended December 31,
                                                       -----------------------------------------------------------
                                                            1997                  1996                  1995
                                                            ----                  ----                  ----
Tax (benefit) at U.S. statutory rate                  ($    906,546)         ($  1,288,022)        ($   871,158)
Operating losses, not utilized                              906,546              1,288,022              871,158
                                                       ----------------       ---------------       --------------
Provision for income taxes                             $       --             $     --              $      --
                                                       ================       ===============       ==============


At December 31, 1997, the Company has net loss operating carryforwards for federal and state income tax purposes of approximately $16,100,000 and $4,800,000, respectively. The Company also has research and development credit carryforwards for federal tax purposes of approximately $145,000. The net operating loss and credit carryforwards expire in varying amounts through the year 2011.

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

Significant  components of the Company's deferred tax assets and liabilities for
U. S. federal and state income taxes are as follows:
                                                                                December 31,
                                                                  ------------------------------------
                                                                        1997                   1996
                                                                        ----                   ----
Deferred tax assets:
         Reserves not deductible for tax purposes                 $    120,000            $    120,000
         Book and tax depreciation and
              amortization differences                                 ( 8,000)                (12,000)
         Net operating loss carryforwards                            5,902,000               5,036,000
         Tax credit carryforwards                                      145,000                 145,000
         State taxes                                                  ( 45,000)               (158,000)
                                                                  ------------            ------------
Total deferred tax assets                                            6,114,000               5,131,000
         Valuation allowance                                        (6,114,000)             (5,131,000)
                                                                  ------------            ------------
Net deferred tax assets                                           $         --            $         --
                                                                  ============            ============

6.  Common Stock

The Company closed a private placement on March 29, 1996. Gross proceeds raised were $5,960,000. In this placement the Company issued units in lieu of single shares of common stock. Each unit consists of one share of common stock and one common stock purchase warrant ( the "units"). Each warrant entitles the holder to purchase one-half of a share of common stock and is exercisable for ten years from the date of original issuance of the warrants at the initial closing of the private placement ( the "original issuance date"), subject to two vesting conditions both of which have been met. Two warrants are required to purchase one share. The units were offered to accredited investors only and were offered at $1.10 per unit ( the "unit offering price"). There was no minimum offering amount. The warrants, which were issued as a component of the units, are exercisable at the following prices:

         (i) 50% of the total number of warrants held by the investor are exercisable because within three years of the original issuance date, the Company issued common stock or securities convertible into common stock at a price below the unit offering price. The exercise price of such warrants vested in accordance with this paragraph (i) will be equal to the price offered to the investors in the subsequent financing, i.e., $0.25 per share.

         (ii) 50% of the total number of warrants held by the investor are exercisable because within two years of the original issuance date, the Company's common stock is not quoted on the NASDAQ SmallCap Market or the NASDAQ National Market. The exercise price of such warrants vested in accordance with this paragraph (ii) will be equal to the unit offering price, i.e., $1.10 per share.

The shareholders have since amended an additional condition of the placement which restricted the Company, for three years from the original issuance date, from any grant of stock options under its existing or future stock option plans at an exercise price less than 110% of the Unit Offering price. At the June 26, 1996 Annual Meeting of Shareholders, proposals to replace or amend the Company's two option plans were presented for vote of the shareholders. Both proposals specified the number of shares reserved for issuance, the types of grants allowed, the eligibility, and the terms of the options including exercise price, term and termination of options. Both proposals were approved by over 51% of the shares eligible to vote at the meeting and by over 71% of those shares actually voted.

The Company has reserved 652,299 shares of Common Stock for the conversion of the Series A Preferred Stock, and 1,476,313 shares of Common Stock for the conversion of the Series B Preferred Stock.

In connection with the private placement issuance of Common Stock in 1995, the Company issued for services rendered warrants to acquire 64,184 shares of Common Stock at $0.898 per share. The warrants are fully exercisable and expire June 8, 1998. In connection with the private placement issuance of Common Stock in 1995 and 1996, the Company issued for services rendered warrants to acquire 225,765 shares of Common Stock at $1.32 per share. The warrants are fully exercisable and expire March 26, 2001. In connection with a private placement issuance of Common Stock in 1997 , the Company issued for services rendered warrants to acquire 218,500 shares of Common Stock at $0.25 per share. The warrants are fully exercisable and expire March 26, 2002. In connection with a private placement issuance of Common Stock in 1997, the Company issued for services rendered warrants to acquire 320,000 shares of Common Stock at $0.375 per share. The warrants are fully exercisable and expire November 13, 2002.

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

During 1995 the Company reserved a total of 200,000 additional shares of Common Stock under the 1991 Director Stock Plan. The Company issued 165,714 shares under the Director Plan during 1997 (1996 -- 72,138 shares, 1995 --89,965 shares).

In 1993, the Company had reserved a total of 50,000 shares of Common Stock to issue under the Advisory Board Stock Program. The terms of the Advisory Board Stock Program are similar to those of the 1991 Director Stock Plan except that advisory board members are awarded 1,000 shares per meeting attended. The Company issued no shares of Common Stock under the Advisory Board Stock Program in 1997 (1996 -- issued 3,000 shares at $1.03 per share, 1995 -- issued 4, 000 at $0.88 per share).

Under several stock option plans, the Company has granted options to key employees, consultants, and directors to acquire shares of the Company's Common Stock at prices that are generally equal to fair value at the date of grant. Employees and consultants options generally vest over five years (three years for grants prior to January 1, 1991) and expire if not exercised within ten years of the date of grant. On June 7, 1996 the Company's shareholders approved the 1996 Stock Plan. Under the plan 1,500,000 shares of Common Stock were reserved for issuance upon exercise of options granted under the 1996 plan in addition to the shares which remain available for issuance under the 1986 plan. Effective with the approval of the 1996 Plan, the entire reserve of shares for grants of future options pursuant to the 1986 Plan were canceled. The 1986 Plan expired by its terms effective February, 1997. Such termination will not affect the shares subject to options currently outstanding under the 1986 Plan. At December 31, 1997, there were 1,373,186 options issued and outstanding under the various plans and 1,331,948 available for issuance.

The Director Option Plan provides for the granting of options to directors to acquire shares of the Company's Common Stock at prices equal to fair value at the date of grant. These options are fully exercisable upon grant and expire if not exercised within ten years from the date of grant. The Company granted options to acquire 60,000 stock shares of Common Stock under the Director Option Plan in 1997 at $0.47 per share ( in 1996 granted 70,000 options at $1.85 per share, and in 1995 granted 70,000 options at $1.16 per share).

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


                                                 1995                 1996                    1997
                                                 ----                 ----                    ----
Net loss             As reported             $(2,751,425)         $(3,983,752)           $(2,840,003)
(applicable to       Pro forma                (2,779,525)          (4,056,820)            (2,997,904)
common shares)
Loss per share -     As reported                  $(0.25)              $(0.26)                $(0.14)
 basic & diluted     Pro forma                     (0.25)               (0.26)                 (0.15)


The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   options-pricing   model  with  the  following   weighted-average
assumptions  used for grants in 1995,  1996,  and 1997, and includes no expected dividends:

                                                  Weighted Average
                                                 Risk-Free Interest
         Year             Expected Volatility           Rate               Expected Lives
------------------------ ---------------------- ---------------------- -----------------------
         1997                    225%                   6.37%                 5 years
         1996                    200%                   6.55%                 5 years
         1995                    200%                   6.55%                 5 years

A summary of the status of the company's stock option plan for the three years ended December 31, 1997, and changes during the years ending on those dates is presented below.

                                                         Weighted
                                                          Average
                                                         Exercise
                                            Shares        Price
                                            -----         -----

Outstanding at December 31, 1994          1,255,096        1.61
Granted                                     285,773        1.09
Exercised                                   (38,650)       0.88
Forfeited                                  (201,397)       1.80
                                            -------
Outstanding at December 31, 1995          1,300,822        1.49
Granted                                     189,500        1.60
Exercised                                   (95,945)       0.89
Forfeited                                  (313,419)       1.81
                                            -------
Outstanding at December 31, 1996          1,080,958        1.46
Granted                                   1,101,980        0.64
Exercised                                         0        0.00
Forfeited                                  (489,752)       1.18
                                            -------
Outstanding at December 31, 1997          1,693,186        1.01

The weighted-average fair value of options granted during the years ended December 31, 1995, 1996 and 1997 is $0.97, $1.56 and $0.63, respectively.


The following information applies to options outstanding at December 31, 1997
         Range of exercise prices               $0.44 - $0.75        $0.91 - $1.44         $1.54-$3.75

         Options outstanding                        899,930               545,256              248,000
         Weighted average exercise price              $0.62                 $1.20                $1.99
         Weighted-average remaining
           contractual life (years)                      10                     6                    5

         Options exercisable                        479,488               456,370              248,000
         Weighted average exercise price              $0.59                 $1.22                $1.99

7.  Development and marketing agreement

Starting in 1990, the Company received from The Boeing Company ("Boeing") over a three year period, $3.7 million for equipment and the construction of a clean room laboratory. In connection with the expiration of the agreement with Boeing in 1994, Boeing agreed to allow the Company continued use of these assets at no cost. In September 1997, Boeing transferred these assets to the Company with the proviso that the Company assumes all costs and liabilities for disposition of the assets upon completion of the Company's continuing need for the assets. Accordingly, the Company has no basis in the assets transferred from Boeing, and accordingly does not reflect them in the accompanying balance sheets. In connection with the construction of the clean room laboratory, the Company entered into an agreement to rent office and manufacturing space in a building owned by Boeing. The original lease expired in February 1997. A revised lease was negotiated with one year fixed and a month to month arrangement for an additional 24 months at varying cost per month. The Company agreed that upon notice Boeing could occupy up to 9,000 square feet of the building with per month costs adjusted accordingly.

      12 months fixed to January 31, 1998              $22,500 per month
      09 months month to month to October 31, 1998 $22,500 per month 03 months month to month to January 31, 1999 $27,500 per month
      03 months month to month to April 30, 1999       $32,500 per month
      03 months month to month to July 31, 1999        $37,500 per month
      03 months month to month to October 31, 1999 $42,500 per month 03 months month to month to January 31, 2000 $45,000 per month


8.  Operating leases

The Company has entered into operating leases for facilities and equipment. The future minimum payments under these leases are as follows:


          1998                               $   287,905
          1999                                   462,905
          2000                                    50,929
                                             -----------
          Total minimum payments             $   801,739
                                             ===========


For the year ended December 31, 1997, rent expense was $268,368 (1996 -- $250,413, 1995 -- $250,413).

9.  Valuation and Qualifying Accounts

The following are the valuation and qualifying accounts for deferred tax assets for December 31, 1995, 1996, and 1997. (Dollars in thousands)

                                                                         Additions
                                        ------------------------------------------------------------------------------

                                         Balance at      Charged to       Charged to                       Balance
                                        beginning of      costs and         other                         at end of
                                           period         expenses         accounts         Deductions      period
                                        -------------- ---------------- --------------- ------------------ -----------
Year ended December 31, 1997
    Valuation allowance on                 $5,131           $  983           $ --             $ --           $6,114
        deferred tax assets

Year ended December 31, 1996
    Valuation allowance on                 $3,791           $1,340           $ --             $ --           $5,131
        deferred tax assets

Year ended December 31, 1995
    Valuation allowance on                 $2,864            $ 927           $ --             $ --           $3,791
        deferred tax assets


10. Related party transactions

LandRay Technology, Inc. is a Delaware corporation incorporated in 1996. Power Spectra was a founding stockholder in LandRay. Power Spectra's investment in LandRay consisted of the grant of license to use Power Spectra's ground penetrating radar technology in the area of mineral and fossil fuels exploration and exploitation. Power Spectra has not invested any cash in LandRay. In return for the license, Power Spectra received 50% of the initial stock issued. Subsequent financing by LandRay has reduced Power Spectra's ownership to 31%, and this ownership interest will be further diluted as Land Ray obtains additional equity. It is anticipated that Land Ray will need to raise an additional $2.5 million in 1998 in order to meet its contractual obligations to the company, assuming the company is successful in meeting contract milestones. On a contractual basis, Power Spectra develops and manufactures systems unique to LandRay's licensed area of operations. Power Spectra retains all rights in intellectual property developed for any LandRay oriented product.

The only affiliate of the Company with an ownership stake in LandRay is Gene J. Kennedy, a director of the Company, who owned approximately 1.2% of the outstanding shares of LandRay at December 31, 1997. Power Spectra has no significant role in the management and operations of LandRay. Ridge Harlan is LandRay's Chairman of the Board and Kenneth Smith is its Chief Executive Officer. LandRay currently has two full time employees, three part time employees, and is recruiting others.

The Company recognized revenues of $550,000 upon completion of contractual milestones under the initial June 19, 1996 contract with LandRay's organizers, European Industries Associates, and the Company recognized revenues of $750,000 for the year ended December 31, 1997, upon completion of contractual milestones delineated in the contract dated December 17, 1996, as amended on March 13, 1997. To complete this contract, the Company must meet two additional milestones with a total value of $450,000.

11. Computation of Loss Per Share



                                                             1997                      1996                    1995
                                                      -------------------       ------------------      ------------------
Net loss                                                    ($2,647,399)             ($3,788,299)            ($2,562,230)

Less: accrual of preferred dividends                            192,604                  195,453                 189,195
                                                      -------------------       ------------------      ------------------

Net loss applicable to common shares                        ($2,840,003)             ($3,983,752)            ($2,751,425)
                                                      ===================       ==================      ==================

Loss per share - basic and Diluted                               ($0.14)                  ($0.26)                 ($0.25)
                                                      ===================       ==================      ==================
Weighted average shares of common stock outstanding
                                                             19,793,980               15,622,268              11,181,541

Common stock equivalent shares from stock options
using the treasury stock method                                      --                       --                      --
                                                      -------------------       ------------------      ------------------

Number of shares used in the per share computation           19,793,980               15,622,268              11,181,541
                                                      ===================       ==================      ==================

                                                 INDEX TO EXHIBITS
         Exhibit
         Number              Exhibit
         ------              -------

        3.0(1)               Amended and Restated Articles of Incorporation of the
                             Registrant, as filed with the California Secretary of State,
                             November 28, 1988.

        3.1(9)               Certificate of Amendment of Amended and Restated
                             Articles of Incorporation of Power Spectra, Inc., as filed with the California Secretary of State, August 30, 1993.

        3.2(9)               Certificate of Determination of Preferences of Series A
                             Preferred Stock of Power Spectra, Inc., as filed with the
                             California Secretary of State, August 30, 1993.

        3.3(7)               Certificate of Determination of Preferences of Series B
                             Preferred Stock of Power Spectra, Inc., as filed with the
                             California Secretary of State, January 4, 1995.

        3.4                  Certificate of Amendment of Amended and Restated Articles
                             of Incorporation of the Registrant, as filed with the
                             California Secretary of State, April 7, 1997

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

        10.4(6)(8)           1991 Director Stock Plan.

        10.5(5)(6)           Director Option Plan.

        10.6(9)              Power Spectra, Inc. Series A Securities Purchase
                             Agreement, dated April 7, 1993.

        10.7(7)              Power Spectra, Inc. Series B Securities Purchase
                             Agreement, dated January 13, 1995.

        10.8(10) Ground Penetrating Radar Development Agreement dated June 19, 1996, between the Registrant and European Industries Associates





        10.9(10)(11)         GPR Systems Development, Sale and License Agreement,
                             dated December 17, 1996 between Registrant and LandRay
                             Technologies, Inc.

        10.10(10)            Letter amending GPR Systems Development, Sale and
                             License Agreement dated March 13, 1997

        10.11(10)            Registration Rights Agreement, dated April 11, 1997.

        10.12                Boeing Asset Transfer: Amendment No. 12 to Research
                             Agreement 9-1110-JET-103.

        10.13 Lease Extension: Amendment #2 to ARGOSystems Lease dated November 22, 1991.

        23.1                 Consent of Grant Thornton LLP.

        27.1                 Financial Data Schedule.

                    ---------------------------------
              (1) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

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

              (10) Incorporated by reference from the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996

              (11) Confidential treatment has been requested as to portions of this agreement.

                                               56