Form 10-Q
period 1998-03-31
POWER SPECTRA INC /CA/
filed 1998-05-15
CIK 777527

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to
     _____________________

                         Commission file number 0-16672

                               Power Spectra, Inc.
             (Exact Name of Registrant as Specified in its Charter)

           California                                            94-2687782
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

        919 Hermosa Court
         Sunnyvale, CA                                           94086-4103
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (408) 737-7977

              (Registrant's telephone number, including area code)

                                 Not applicable

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

                             Yes   X       No
                                ------       ------
        Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practicable date.

                                                              Outstanding at
            Class                                              May 13, 1998
            -----                                              ------------
        Shares of Common                                        24,088,108
      Stock, no par value

================================================================================

Power Spectra, Inc.
Item 1: Financial Statements

                                                           Balance Sheets
                                                           (In thousands)

                                                                                                    March 31,           December 31,
Assets:                                                                                                  1998                   1997
                                                                                                     --------              --------
         Current Assets:
                  Cash and cash equivalents                                                          $    146              $    441
                  Accounts receivable                                                                      14                    13
                  Receivable from affiliate                                                                 0                   250
                  Inventories, principally purchased parts                                                278                   232
                  Other current assets                                                                     26                    30
                                                                                                     --------              --------
           Total current assets                                                                           464                   966
         Equipment, furniture and
                  leasehold improvements                                                                1,321                 1,321
           Less accumulated depreciation                                                               (1,091)               (1,061)
                                                                                                     --------              --------
           Net fixed assets                                                                               230                   260

         Patents (net of amortization)                                                                     76                    78
         Other assets                                                                                      27                    27
                                                                                                     --------              --------
Total assets                                                                                         $    797              $  1,331
                                                                                                     ========              ========

Liabilities and stockholders' equity:
         Current liabilities:
                  Accounts payable                                                                   $    387              $    311
                  Accrued compensation expense                                                            151                   128
                  Deferred contract revenue                                                               433                   433
                  Allowance for contract losses                                                           100                   100
                  Accrued professional fees                                                                82                    74
                   Preferred stock dividend payable                                                       285                   241
                  Other current liabilities                                                                28                    28
                                                                                                     --------              --------
           Total current liabilities                                                                    1,466                 1,315

Stockholders' equity:
         Preferred stock                                                                                1,644                 1,666
         Common stock                                                                                  16,278                16,253
         Accumulated deficit                                                                          (18,591)              (17,903)
                                                                                                     --------              --------
Total stockholders' equity (deficit)                                                                     (669)                   16
                                                                                                     --------              --------
Total liabilities & stockholders' equity                                                             $    797              $  1,331
                                                                                                     ========              ========

See notes to financial statements.

Power Spectra, Inc.
Item 1: Financial Statements

                            Statements of Operations
                      (In thousands except per share data)

                                                           Three Months Ended
                                                                 March 31,
                                                           -------------------
                                                            1998           1997
                                                           -----         -----
Revenue                                                    $ 254         $ 357

Costs and expenses:
     Cost of revenue                                         406           498
     Sales and marketing                                      21            41
     Research and development                                240            24
     General and administrative                              231           230
                                                           -----         -----
Total operating costs                                        898           793
                                                           -----         -----
Operating loss                                              (644)         (436)
Other income                                                   1             4
                                                           -----         -----
Loss before income taxes                                    (643)         (432)
Provision for income taxes                                     1          --
                                                           -----         -----
Net loss                                                   $(644)        $(432)
                                                           =====         =====

Net loss applicable to common
 shares                                                    $(688)        $(479)
                                                           =====         =====
Net loss per share basic and diluted                       $(0.03)       $(0.03)
                                                           =====         =====

See notes to financial statements.

Power Spectra Inc.
Item 1: Financial Statements

                                                      Statements of Cash Flows
                                                           (In thousands)

                                                                                                              Three Months Ending
                                                                                                                    March 31,
                                                                                                              ---------------------
                                                                                                              1998             1997
                                                                                                              -----           -----
Cash flows from operating activities:
     Net loss                                                                                                 $(644)          $(432)
     Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                                               32              40
     Common stock issued for services                                                                            19              10
     Changes in assets and liabilities:
         Accounts receivable                                                                                     (1)            (16)
         Receivable from affiliates                                                                             250            --
         Inventories                                                                                            (46)            (67)
         Other current assets                                                                                     4              22
         Accounts payable                                                                                        76             (26)
         Accrued compensation expense                                                                            23             (43)
         Other current liabilities                                                                                8              54
                                                                                                              -----           -----
    Net cash used in operating activities                                                                      (279)           (458)
Cash flows from investing activities
   Patent additions                                                                                            --                (9)
                                                                                                              -----           -----
Net cash used in investing activities                                                                          --                (9)
Cash flows from financing activities
     Preferred stock dividend                                                                                  --               (47)
     Expenses of sale of common stock                                                                           (14)           --
                                                                                                              -----           -----
     Net cash used in financing activities                                                                      (14)            (47)
                                                                                                              -----           -----
Net increase (decrease) in cash and cash equivalents                                                           (295)           (514)
Cash and cash equivalents, beginning of period                                                                  441             843
                                                                                                              -----           -----
Cash and cash equivalents, end of period                                                                      $ 146           $ 329
                                                                                                              =====           =====
Supplemental schedule of cash flow information: Cash paid during the period for:
         Interest                                                                                             $--             $--
                                                                                                              =====           =====
         Income taxes                                                                                         $   1           $--
                                                                                                              =====           =====

See notes to financial statements

                               Power Spectra Inc.
                          Notes to Financial Statements
                                 March 31, 1998

1. Basis for Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to "Factors Affecting Future Results," and to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.  Computation of Loss Per Share:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." The Company has adopted SFAS 128 for the periods presented. The adoption of SFAS 128 had no impact on previously reported loss per share for the three months ended March 31, 1997 . Under the provisions of SFAS 128, primary earnings per share is replaced by basic earnings per share and the dilutive effect of stock options, warrants, convertible stock, and contingent stock issuances are excluded from the calculation. For companies like Power Spectra with potentially dilutive securities such as stock options, warrants, convertible securities and contingent stock issuances, fully diluted earnings per share is replaced by diluted earnings per share. Loss per common share is based on the weighted average of common shares outstanding for all periods presented, using the net loss after deducting Series A and Series B Preferred Stock dividends in 1998 and 1997. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the diluted loss per share computation as the effect would be anti-dilutive.

     The weighted average number of shares outstanding at March 31, 1998 and March 31, 1997 was 24,026,950 and 16,159,440, respectively.

                                                                                                      Three Months Ended
                                                                                                            March 31,
                                                                                               ------------------------------------
                                                                                                   1998                    1997
                                                                                               ------------            ------------
Net loss                                                                                       $   (644,000)           $   (432,000)
Less: accrual of preferred dividends                                                                 44,000                  47,000
                                                                                               ------------            ------------
Net loss applicable to common shares                                                           $   (688,000)           $   (479,000)
                                                                                               ------------            ------------
Loss per share -- basic and diluted                                                            $      (0.03)           $      (0.03)
                                                                                               ------------            ------------
Weighted average shares of common stock outstanding
                                                                                                 24,026,950              16,159,440
                                                                                               ------------            ------------
Common stock equivalent shares from stock options using the treasury stock method                     --                      --
                                                                                               ------------            ------------
Number of shares used in the per share computation
                                                                                                 24,026,950              16,159,440
                                                                                               ------------            ------------


3.  Common Stock:

As of April 13, 1998 the Company is obligated to issue an additional 128,000 shares of Common Stock to participants of the Company's private placement of Common Stock which closed on November 11, 1997, as penalties relating to the registration of shares purchased in that placement. To date this stock has not been issued.

Power Spectra Inc.
Item 2:

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


     This  Report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The forward-looking statements contained herein are subject to certain risks and uncertainties, including those discussed herein and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, that could cause actual results to differ materially from those projected or discussed. Investors are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For the convenience of the reader, the Company has attempted to identify forward-looking statements contained in this report with an asterisk (*). However, the omission of an asterisk should not be presumed to mean that a statement is not a forward looking statement within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

Results of Operations:

     Revenues for the first quarter ended March 31, 1998 were $254,000 compared to $357,000 for the same period ended March 31, 1997, a decrease of $103,000. Revenues in the 1998 quarter from the Company's $1,200,000 contract (the "LandRay Contract") with LandRay Technologies, Inc. (LandRay), a joint venture partially owned by the Company, were $250,000, or 98% of total revenues compared to $250,000 or 70% of revenues in the same period in 1997.

     The 1998 first quarter net loss was $644,000, an increase of $212,000 over the net loss of $432,000 recorded in the 1997 first quarter. This change was attributable to a $103,000 decrease in revenues, and a $105,000 increase in operating expenses.

     In aggregate, operating expenses increased by $105,000 in the first quarter of 1998 compared to the same period in 1997. The cost of revenue decreased by $92,000 due to reduced overhead expenditures, and sales and marketing expenses decreased by $20,000 as advertising and exhibition costs were reduced for the three months ended March 31, 1998. Although general and administrative costs remained at the same level as the 1997 first quarter, research and development expenses increased over the first quarter 1997 by $216,000 to $240,000. The 1998 quarter research and development expenditures were for the development and build of the vehicle mounted ground penetrating radar systems test vehicle, and additional design and test work related to the laser-based measurement systems.

     Other income decreased $3,000 and income tax expense increased by $1,000 in the first three months of 1998 compared to the same period of 1997.

Liquidity and Capital Resources:

     During the 1998 first three months, cash and cash equivalents decreased by $295,000 due to the net loss from operations offset primarily by collection of $250,000 from LandRay.

     Inventories increased by 20%, or $46,000, from December 31, 1997, in anticipation of delivery of two production SEEKER(TM) systems scheduled for delivery in the second quarter 1998.

     Accounts payable increased 24% from December 31, 1997, to $387,000 at March 31, 1998 due to increased purchases related to the SEEKER(TM) and vehicle mounted radar system. The accrued compensation expense balance increased by $23,000, an 18% increase over the balance at December 31, 1997, due to the timing of payrolls, and employees taking less paid time off resulting in larger accruals on the books. Preferred stock dividend payable increased by $44,000 over December 31, 1997 as the Company did not meet California statutory criteria for any dividend distribution.

     Backlog at March 31, 1998, was $200,000 of which 100% consisted of commitments under the LandRay contract, whereas at March 31, 1997, backlog was $953,000 of which 99% consisted of commitments under a current LandRay contract. Management expects the current LandRay contract to be completed in the 1998 second quarter*, although there is no assurance that the contract will be completed on this schedule.

Factors Affecting Future Results:

     Need for Additional Capital / Ability to Continue as a Going Concern. The Company's independent accountants, in their report regarding the Company's financial statements for the year ended December 31, 1997, have included an explanatory paragraph noting the Company's recurring substantial losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon its ability to secure additional financings, as to which the Company currently has plans but no specific or definitive commitments. There is no assurance that the Company will be able to secure adequate financing or to carry out its current business plan. The actual amount of time that the Company's cash resources last is dependent upon a variety of factors including the timing of obtaining new contracts, the timing of new financings, the success of its current joint venture and the competition with other vendors. The Company has commenced efforts to obtain additional equity and debt financing. If any additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience significant dilution and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available, or that if available, such financing will have terms favorable to the Company or its present shareholders. Any failure to secure adequate funding could result in the Company becoming unable to meet its obligations as they come due. In addition, if the Company is not successful in replacing the revenue and cash generated by the LandRay Contract when it expires, the Company's ability to operate in accordance with its plans, or at all, will be severely jeopardized. The Company does not presently have access to any credit facilities.

     History of Losses; Accumulated Deficit. Since its inception, the Company has generally operated at a loss since government contract revenues, which represent most of the historical revenues of the Company, and other sources of income were insufficient to cover general and administrative, research and development and other costs incurred by the Company. The Company recorded net losses of $2,647,399, $3,788,299, and $2,562,230 for the years ended December 31, 1997, December 31, 1996 and December 31, 1995, respectively. At December 31, 1997, the Company had an accumulated deficit of $17,902,959, which had increased to $18,591,000 at March 31, 1998. The Company expects that it will continue to incur losses until its contract revenues increase substantially from current levels or the Company begins to receive significant product sales and license and/or royalty income. There is no assurance that the Company will achieve profitable operations in the foreseeable future, if at all. Although the Company has substantially reduced the size of its operations over the last two years, there can be no assurance that the Company's revenues and proceeds from the equity or debt financings will be sufficient to allow the Company to support its operating expenses.

     Dependence upon the LandRay Contract. The Company's relationship with LandRay has been a significant source of revenues since the first contract was awarded to the Company in 1996. The Company's relationship with LandRay was an extremely significant source of revenue during 1996 and 1997. The Company recognized revenue from the LandRay Contract based upon attainment of milestones delineated in the contract. The current LandRay Contract is scheduled to be completed in the 1998 second quarter. If the current contract with LandRay is not extended, the Company will have no significant current revenue source.

     Need to Successfully Launch and Fund New Ventures. The Company must continue to seek and obtain other sources of revenue to continue operations. Since its inception nearly all of the Company's revenues have come from defense-related research and development contracts related to the BASS(TM) development and applications. The Company currently is seeking to exploit its technology for applications in commercial and industrial markets to provide such revenue. During 1996, the Company entered into two ventures, LandRay and PEAC Airborne Technologies in order to develop and exploit new business opportunities which the Company believes are possible based upon its ultra-wideband ground penetrating radar ("UWB GPR") technology. As of the date thereof, the PEAC venture has been suspended. The LandRay ventures and any future ventures will require significant funding in order to enable the Company and its strategic partners to carry out their respective plans of operations. There can be no assurances that the LandRay venture will be able to raise adequate funding on acceptable terms, that the Company will be able to successfully enter into any additional suitable strategic partnership or joint venture arrangements or that such arrangements, when entered into, will prove to be beneficial for the Company and its shareholders. There also can be no assurance that the proposed joint venture agreements, if consummated, will generate sufficient revenues to replace the existing LandRay contract when it expires. Failure to succeed in one or more strategic partnerships or joint venture relationships would have a material adverse effect on the Company's plan of operations and results.

     Expiration of Air Force Contract. The Company's contract with the United States Air Force expired in June 1996 and final payments thereunder were received by the Company during 1996. The Company is subject to an audit by the Defense Contract Audit Agency for overhead rates applied to the contract for fiscal years 1994, 1995, and 1996. As such, the Company may be subject to adjustments up or down on contract revenues. While such audits are commonplace, the timetable for the audit is unknown at present, and no assurances can be given that such audit will not result in significant payment obligation to the government.

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

     Complex Manufacturing Process; Manufacturing Capacity. The manufacture of GPR systems and remote sensing products as well as semiconductor-based power switching devices is highly complex and sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel as well as vendors and suppliers. The Company has periodically experienced yield problems, and there can be no assurance that these problems will no recur. Should the Company experience protracted production delays attributable to manufacturing complexity, its ability to deliver products would be materially affected. In the event that the Company commences significant commercial shipments, it may be required to obtain third party manufacturing services.

     Dependence  on  Government  Contracts;  Limited  Commercial  Sales to Date.
Historically a material portion of the Company's business resulted from contracts with or for government agencies. The Company expects that dependence on such contracts for a portion of its revenues will decline in the foreseeable future. Notwithstanding the fact that the applicability of both the Company's BASS(TM) and PSIristor(TM) device technology to ground penetrating radar systems has been technically demonstrated, with the exception of development contract from LandRay, at this early stage of its shift in strategic business focus, the Company has not yet generated significant revenues from sales of its commercial products. The first GPR product developed for LandRay, the SEEKER(TM), is currently entering into production. In addition, there can be on assurance that potential future products and applications of the Company's core technologies which the Company is considering pursuing, but which have not yet been developed, tested or deployed, will be successfully developed or accepted in their target markets, that revenues generated by such products will be sufficient to return the cost of their development, that the Company will be successful in developing additional new products, that the Company will not experience delays in developing such products, or that such products will achieve commercial success. A sustained failure to successfully develop and sell new products would have a material adverse effect on the Company's business and its results of operations.

     Limited Sales and Marketing Capability; Future Reliance on Distributors. The Company currently as no marketing or sales force. The Company will be required to establish such marketing and sales staff in order to execute its plans for increasing commercial sales. In addition, in order to materially increase revenues and achieve sustained profitability ( of which there is no assurance) as the Company continues to commercialize its products, it expects that it will be required to depend upon distributors. While any particular distributor may have an extensive distribution network, distributors typically represent other third-party suppliers, including competitors of the Company, to whom they may devote greater time, effort, and attention. There can be no assurance that the Company will successfully establish the requisite distribution relationships or that those relationships will result in increased revenues.

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

                  None.

ITEM 5.  OTHER INFORMATION.

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  27.1     Financial Data Schedule

         b.       Reports on Form 8-K during the quarter ended March 31, 1998

                  During the period covered by this report, the Company did not file any reports on Form 8-K.

                               Power Spectra Inc.
                                 March 31, 1998


                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Power Spectra Inc.



         Date: May 13, 1998                           By:   /s/ Edward J. Lamb
              ------------------------------             ---------------------
                                                                Edward J. Lamb
                                                                Chief Financial
                                                                Officer

                                  Exhibit Index


Exhibit
   No.            Description
-----------------------------
27.1              Financial Data Schedule