Form 10-Q
period 1998-06-30
POWER SPECTRA INC /CA/
filed 1998-09-10
CIK 777527

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

                                       or

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

                    Yes   X                                     No
                        -----                                      -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practicable date.

                                                   Outstanding at
                         Class                    August 14, 1998
                    ----------------              ---------------
                    Shares of Common                26,020,459
                    Stock, no par value


================================================================================

Power Spectra, Inc.
Item 1: Financial Statements

                                                  Balance Sheets
                                                  (In thousands)
                                                                              June 30,         December 31,
Assets:                                                                        1998                1997
                                                                           ------------        -------------
                  Cash and cash equivalents                                $        190        $      441
                  Accounts receivable                                                13                13
                  Receivable from affiliate                                          25               250
                  Inventories, principally purchased parts                          320               232
                  Other current assets                                               79                30
                                                                           ------------        ----------
                           Total current assets                                     627               966
         Equipment, furniture and
                  leasehold improvements                                          1,321             1,321
           Less accumulated depreciation                                         (1,117)           (1,061)
                                                                           ------------        ----------
           Net fixed assets                                                         204               260

         Patents (net of amortization)                                              112                78
         Other assets                                                                62                27
                                                                           ------------        ----------
Total assets                                                               $      1,005        $    1,331
                                                                           ============        ==========

Liabilities and stockholders' equity:
         Current liabilities:
                  Accounts payable                                         $        655        $      311
                  Accrued compensation expense                                      203               128
                  Deferred contract revenue                                         433               433
                  Allowance for contract losses                                     100               100
                  Short term notes payable                                          138                --
                  Accrued professional fees                                          81                74
                   Preferred stock dividend payable                                 333               241
                  Other current liabilities                                          28                28
                                                                           ------------        ----------
           Total current liabilities                                              1,971             1,315

Stockholders' equity:
         Preferred stock                                                          1,375             1,666
         Common stock                                                            16,813            16,253
         Accumulated deficit                                                    (19,154)          (17,903)
                                                                           ------------        ----------
Total stockholders' equity (deficit)                                               (966)               16
                                                                           ------------        ----------
Total liabilities and stockholders' equity                                 $      1,005        $    1,331
                                                                           ============        ==========

See notes to financial statements.

Power Spectra, Inc.
Item 1: Financial Statements

                                             Statements of Operations
                                       (In thousands except per share data)
                                                 Six Months Ended                   Three Months Ended
                                             June 30,         June 30,            June 30,          June 30,
                                               1998             1997                 1998             1997
----------------------------------------------------------------------------------------------------------
Revenue                                    $     454         $     587         $      200        $     230

Costs and expenses:
     Cost of revenue                             833               905                427              407
     Sales and marketing                          34                88                 13               47
     Research and development                    352               153                112              129
     General and administrative                  437               494                206              264
                                           ---------         ---------         ----------        ---------
         Total operating costs                 1,656             1,640                758              847
                                           ---------         ---------         ----------        ---------
Operating loss                                (1,202)           (1,053)              (558)            (617)
Other income                                      44                13                 43                9
                                           ---------         ---------         ----------        ---------
Loss before income taxes                      (1,158)           (1,040)              (515)            (608)
Provision for income taxes                         1                 1                 --                1
                                           ---------         ---------         ----------        ---------
Net loss                                   $  (1,159)        $  (1,041)        $     (515)       $    (609)
                                           =========         =========         ==========        =========

Net loss applicable to common
 shares                                    $  (1,251)        $  (1,136)        $     (563)       $    (657)
                                           =========         =========         ==========        =========
Net loss per common share
(basic and diluted)                        $   (0.05)        $   (0.06)        $    (0.02)       $   (0.03)
                                           =========         =========         ==========        =========

See notes to financial statements.

Power Spectra Inc.
Item 1: Financial Statements

                                             Statements of Cash Flows
                                                  (In thousands)

                                                                                          Six Months Ended
                                                                                          ----------------
                                                                                              June 30,
                                                                                              --------
                                                                                        1998             1997
                                                                                     ------------     -----------
Cash flows from operating activities:
     Net loss                                                                        $  (1,159)       $   (1,041)
     Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                          60                69
     Common stock issued for services                                                       38                38
     Changes in assets and liabilities:
         Accounts receivable                                                                --               (40)
         Receivable from affiliates                                                        225                --
         Inventories                                                                       (88)             (117)
         Other current assets                                                              (49)               16
         Accounts payable                                                                  344               (66)
         Accrued compensation expense                                                       75                16
         Short term notes payable                                                          138                --
         Other current liabilities                                                           7                24
                                                                                     ---------        ----------
    Net cash used in operating activities                                                 (409)           (1,101)
Cash flows from investing activities
   Increase in other assets                                                                (35)               (1)
   Patent additions                                                                        (38)              (23)
                                                                                     ---------        ----------
Net cash used in investing activities                                                      (71)              (24)
Cash flows from financing activities
     Proceeds from sale of common stock                                                    229             1,012
                                                                                     ---------        ----------
     Net cash used in financing activities                                                 229             1,012
                                                                                     ---------        ----------
Net increase (decrease) in cash and cash equivalents                                      (251)             (113)
Cash and cash equivalents, beginning of period                                             441               843
                                                                                     ---------        ----------
Cash and cash equivalents, end of period                                             $     190        $      730
                                                                                     =========        ==========
Supplemental schedule of cash flow information: Cash paid during the period for:
         Income taxes                                                                $       1        $        1
                                                                                     =========        ==========

See notes to financial statements.

                               Power Spectra Inc.
                          Notes to Financial Statements
                                  June 30, 1998

1.   Basis for Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to "Factors Affecting Future Results," and to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Computation of Loss Per Share:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." The Company has adopted SFAS 128 for the periods presented. The adoption of SFAS 128 had no impact on previously reported loss per share for the six months ended June 30, 1997. Under the provisions of SFAS 128, primary earnings per share is replaced by basic earnings per share and the dilutive effect of stock options, warrants, convertible stock, and contingent stock issuances are excluded from the calculation. For companies like Power Spectra with potentially dilutive securities such as stock options, warrants, convertible securities and contingent stock issuances, fully diluted earnings per share is replaced by diluted earnings per share. Loss per common share is based on the weighted average of common shares outstanding for all periods presented, using the net loss after deducting Series A and Series B Preferred Stock dividends in 1998 and 1997. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the diluted loss per share computation as the effect would be anti-dilutive.

     The weighted average number of shares outstanding at June 30, 1998 and June 30, 1997 were 24,295,686 and 19,901,452 for the quarter ended, respectively, and 24,137,478 and 18,040978 for the six months, respectively.

                                            Six Months Ended                          Three Months Ended
                                                June 30,                                   June 30,
                                  -------------------------------------       -----------------------------------
                                        1998               1997                     1998              1997
                                  -------------------------------------       -----------------------------------
Net loss                             ($1,159,000)       ($1,041,000)              ($515,000)       ($609,000)
Less: accrual of preferred
dividends                                 92,000             95,000                  48,000           48,000
                                  -------------------------------------       -----------------------------------
Net loss applicable to common
shares                               ($1,251,000)       ($1,136,000)              ($563,000)       ($657,000)
                                  -------------------------------------       -----------------------------------
Loss per share - basic and
diluted                                   ($0.05)            ($0.06)                 ($0.02)          ($0.03)
                                  -------------------------------------       -----------------------------------
Weighted average shares of
common stock outstanding              24,137,474         18,040,978              24,295,686       19,901,452
                                  -------------------------------------       -----------------------------------
Common stock equivalent shares
from stock options using the
treasury stock method
                                              --                 --                      --               --
                                  -------------------------------------       -----------------------------------
Number of shares used in the
per share computation                 24,137,474         18,040,978              24,295,686       19,901,452
                                  -------------------------------------       -----------------------------------

3.   Common Stock:

     As of August 13, 1998, the Company is obligated to issue an additional 384,000 shares of Common Stock to participants of the Company's private placement of Common Stock which closed on November 11, 1997, as penalties relating to the registration of shares purchased in that placement. To date this stock has not been issued.

4.   Subsequent Events.

     On August 27, 1998, the Company announced that it had laid off all employees due to lack of operating capital, pending the securing of additional financing.

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

Recent Development

     Due to a severe financial crisis which prevented the Company from continuing its operations, on August 27, 1998, the Company's Board of Directors voted to lay off all of the remaining employees, pending the securing of additional financing. No decision has been made about a filing for federal bankruptcy protection. The Company is currently not conducting its ordinary business, but senior management is actively pursuing various possibilities for restructuring and financing the business on a going forward basis. There is no assurance that the efforts of management will be successful or that the Company will be able to continue as a going concern.

Results of Operations

     Revenues for the second quarter ended June 30, 1998 were $200,000 compared to $230,000 for the same period ended June 30, 1997, a decrease of $30,000. Revenues for the first six months ended June 30, 1997 and June 30, 1998 were $454,000 and $587,000 respectively. Revenues in the first half 1998 from the Company's $1,200,000 contract (the "LandRay Contract") with LandRay Technologies, Inc. ("LandRay"), a corporation in which the Company was one of the founders and remains an equity owner, were $450,000, or 99% of total revenues compared to $500,000 or 85% of revenues in the same period in 1997. The Company has received full payment on the current LandRay Contract. As of the date of this report, LandRay has not exercised its option to acquire the licenses and to contract for the development work on the Imager(TM) and Borehole-to-Borehole(TM) ground penetrating radar systems. The option may be exercised until December 17, 1998. Failure to obtain the follow-on contract will have a severely adverse impact on the Company. Revenues in future periods will also be impacted by the nature and timing of any restructuring and financing the Company is able to accomplish in its efforts to recommence operations following its shutdown of operations on August 27, 1998. It currently has no employees on its payroll engaged in revenue-generating activities.

     The 1998 second quarter net loss was $515,000, a decrease of $94,000 (15.5%) over the net loss of $609,000 recorded in the 1997 second quarter. In the second quarter, the decrease in the net loss was due to lower operating costs, particularly marketing expense and general and administrative expense. The 1998 first six months net loss was $1,159,000, an increase of $118,000 (11.3%) over 1997 first half net loss of $1,041,000. The increase in the net loss for the six month period was attributable primarily to a $199,000 increase in research and development spending primarily related to the vehicle mounted radar system. As of August 27, 1998, the Company is conducting no research and development activities until additional funding can be secured, of which there is no assurance.

     In the aggregate, operating expenses increased by $16,000 in the first half of 1998 compared to the same period in 1997. The cost of revenue decreased by $72,000 due to reduced overhead expenditures, and sales and marketing expenses decreased by $54,000 as advertising and exhibition costs were reduced compared to 1997. General and administrative costs decreased by $57,000 compared to the 1997 first half. Since the Company has ceased operations as of August 27, 1998, the operating expenses will be expected to decrease or be eliminated until such time as management is able to restructure the Company and recommence operations.

     Other income increased $31,000 in 1998 as the Company sold some unused equipment which had been previously written down.

Liquidity and Capital Resources

     During the 1998 first six months, cash and cash equivalents decreased by $251,000 due to the net loss from operations, offset primarily by collection of $400,000 from LandRay.

     Inventories increased by 40%, or $88,000, from December 31, 1997 to June 30, 1998 in anticipation of orders primarily for the electro-optical range finder.

     Accounts payable increased 111% from December 31, 1997 to $655,000 at June 30, 1998 due to increased purchases related to the SEEKER(TM) and the vehicle mounted radar system. The accrued compensation expense balance increased by $75,000, a 59% increase over the balance at December 31, 1997, due to the timing of payrolls, and employees taking less paid time off, which resulted in larger accruals on the books. The Company entered into short term notes with officers, directors and a former officer for $138,000, which was used for working capital requirements. Preferred stock dividend payable increased by $92,000 over December 31, 1997 as the Company did not meet California statutory criteria for any dividend distribution.

     There was no backlog at June 30, 1998, whereas at June 30 1997, backlog was $727,000 of which 96% consisted of commitments under the $1.2 million LandRay Contract. The $1.2 million LandRay Contract was completed in the 1998 second quarter.

     The Company, due to lack of operating capital, laid off all employees on August 27, 1998 pending securing additional financing. The Company's senior management is actively pursuing all available options for restructuring and financing the Company for the future. However, it currently has no definitive plans. Failure to reach some accommodation in this regard will ultimately lead to the necessity to file for bankruptcy protection. There is no assurance that management's efforts will be successful.

Factors Affecting Future Results:

     Cessation of Operations. On August 27, 1998, the Company's Board of Directors voted to lay off the Company's remaining employees due to a lack of operating capital and no immediate source of funding available. Unless management is successful in its efforts to find new sources of capital and to restructure the Company, the Company will be unable to continue in existence as an independent company. The Company currently has not definitive plans in this regard.

     Need for Additional Capital/Ability to Continue as a Going Concern. The Company's independent accountants, in their report regarding the Company's financial statements for the year ended December 31, 1997, have included an explanatory paragraph noting the Company's recurring substantial losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon its ability to secure additional financings, as to which the Company currently has plans but no specific or definitive commitments. There is no assurance that the Company will be able to secure adequate financing or to carry out its current business plan. The Company has commenced efforts to obtain additional equity and debt financing. If any additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience significant dilution and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available, or that if available, such financing will have terms favorable to the Company or its present shareholders. Failure to secure adequate funding could result in the Company necessarily filing for bankruptcy protection.

     In addition, if the Company is not successful in replacing the revenue and cash generated by the LandRay Contract, which was completed in June 1998, the Company's ability to operate in accordance with its plans will be severely jeopardized. The Company does not presently have access to any credit facilities.

     History of Losses; Accumulated Deficit. Since its inception, the Company has generally operated at a loss since government contract revenues, which represent most of the historical revenues of the Company, and other sources of income were insufficient to cover general and administrative, research and development and other costs incurred by the Company. The Company recorded net losses of $2,647,399, $3,788,299, and $2,562,230 for the years ended December 31, 1997, December 31, 1996 and December 31, 1995, respectively. At December 31, 1997, the Company had an accumulated deficit of $17,902,959, which had increased to $19,54,000 at June 30, 1998. Assuming the Company can recommence operations (see "--Cessation of Operations"), the Company expects that it will continue to incur losses until its contract revenues increase substantially from current levels or the Company begins to receive significant product sales and license and/or royalty income. There is no assurance that the Company will achieve profitable operations in the foreseeable future, if at all. Although the Company has substantially reduced the size of its operations over the last two years and has currently ceased operations, there can be no assurance that the Company's revenues and proceeds from the equity or debt financings (if obtained) will be sufficient to allow the Company to successfully reorganize and recommence operations.

     Dependence upon the LandRay. The Company's relationship with LandRay has been a significant source of revenues since the first contract was awarded to the Company in 1996. The Company's relationship with LandRay was an extremely significant source of revenue during 1996 and 1997 and throughout the first half of 1998. The Company recognized revenue from the LandRay Contract based upon attainment of milestones delineated in the contract. The most recent LandRay Contract was completed in the 1998 second quarter. If LandRay does not exercise its option to obtain the licenses and enter into a development contract for the Imager and Borehole to Borehole GPR systems, the Company will have no significant revenue source.

     Need to Successfully Launch and Fund New Ventures. The Company must continue to seek and obtain other sources of revenue to reinitiate operations. Since its inception nearly all of the Company's revenues have come from defense-related research and development contracts related to the BASS(TM) development and applications. The Company currently is seeking to exploit its technology for applications in commercial and industrial markets to provide such revenue. Participating in the founding of LandRay and entering into the license and development contracts with LandRay were steps in this commercialization process. The LandRay venture and any future ventures will require significant funding in order to enable the Company and its strategic partners to carry out their respective plans of operations. There can be no assurances that LandRay will be able to raise adequate funding on acceptable terms or that it will agree to exercise its option to continue development of the GPR systems, that the Company will be able to successfully enter into any additional suitable strategic partnership or joint venture arrangements or that such arrangements, when entered into, will prove to be beneficial for the Company and its shareholders. There also can be no assurance that any future agreements, if consummated, will generate sufficient revenues to replace the existing LandRay contract which was completed in June 1998. Failure to succeed in one or more strategic partnerships or joint venture relationships will have a material adverse effect on the Company's ability to resume its plan of operations and on its results.

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

     Complex Manufacturing Process; Manufacturing Capacity. Due to the cessation of operations as of August 27, 1998, the Company currently is not engaged in any manufacturing activity. However, assuming it is able to resume operations, its manufacturing processes present material risks. The manufacture of GPR systems and remote sensing products as well as semiconductor-based power switching devices is highly complex and sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel as well as vendors and suppliers. The Company has periodically experienced yield problems, and there can be no assurance that these problems will no recur. Should the Company experience protracted production delays attributable to manufacturing complexity, its ability to deliver products would be materially affected. In the event that the Company commences significant commercial shipments, it may be required to obtain third party manufacturing services.

     Dependence  on  Government  Contracts;  Limited  Commercial  Sales to Date.
Historically a material portion of the Company's business resulted from contracts with or for government agencies. The Company expects that dependence on such contracts for a portion of its revenues will decline in the foreseeable future. Notwithstanding the fact that the applicability of both the Company's BASS(TM) and PSIristor(TM) device technology to ground penetrating radar systems has been technically demonstrated, with the exception of the development contract from LandRay, at this early stage of its shift in strategic business focus, the Company has not yet generated significant revenues from sales of its commercial products. The first GPR product developed for LandRay, the SEEKER(TM), is currently ready for production as the two deliverable units under the SEEKER(TM) development contract were delivered in June 1998, and they are in daily use in a working gold mine. In addition, there can be no assurance that potential future products and applications of the Company's core technologies which the Company is considering pursuing, but which have not yet been developed, tested or deployed, will be successfully developed or accepted in their target markets, that revenues generated by such products will be sufficient to return the cost of their development, that the Company will be successful in developing additional new products, that the Company will not experience delays in developing such products, or that such products will achieve commercial success. A sustained failure to successfully develop and sell new products would have a material adverse effect on the Company's business and its results of operations.

     Limited Sales and Marketing Capability; Future Reliance on Distributors. The Company currently as no marketing or sales force and is pursuing no marketing activities. Assuming the Company is able to recommence operations, it will be required to establish such marketing and sales staff in order to execute its plans for increasing commercial sales. In addition, in order to materially increase revenues and achieve sustained profitability (of which there is no assurance) as the Company continues to commercialize its products, it expects that it will be required to depend upon distributors. While any particular distributor may have an extensive distribution network, distributors typically represent other third-party suppliers, including competitors of the Company, to whom they may devote greater time, effort, and attention. There can be no
assurance   that  the

Company will successfully establish the requisite distribution relationships or that those relationships will result in increased revenues.

     Competition. The markets for the Company's products are competitive and characterized by rapid technological change and changes in market demand. The Company's competitive position is affected by all of these factors and by industry competition for effective sales and distribution channels. The Company's potential and existing competitors include major ultrasonic proximity sensor vendors, a small number of which dominate the market. All of the Company's competitors have substantially greater financial, technical, marketing and other resources than does the Company. The Company expects that its markets will become more competitive in the future, and there is no assurance, assuming the Company is able to recommence operations, that it will be able to successfully compete in its selected markets.

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

     None.

ITEM 5.     OTHER INFORMATION.

     None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     a.     Exhibits

     27.1   Financial Data Schedule

     b.     Reports on Form 8-K during the quarter ended June 30, 1998

               During the period covered by this report, the Company did not file any reports on Form 8-K.

                               Power Spectra Inc.
                                  June 30, 1998



                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Power Spectra Inc.



         Date: September 2, 1998                      By:   /s/ Edward J. Lamb
              ------------------------------             ---------------------
                                                         Edward J. Lamb
                                                         Chief Financial Officer

                                  Exhibit Index


Exhibit
   No.            Description
-----------------------------

27.1              Financial Data Schedule