Form 10-Q
period 1998-09-30
POWER SPECTRA INC /CA/
filed 1999-05-12
CIK 777527

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

                                      or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to _____________________

                        Commission file number 0-16672


                              POWER SPECTRA, INC.
            (Exact Name of Registrant as Specified in its Charter)

                  California                                94-2687782
    -----------------------------------------------------------------------
         (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)                 Identification No.)

                113 Tynan Way
              Portola Valley, CA                               94028
    -----------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

                                (408) 737-7977

             (Registrant's telephone number, including area code)

                               919 Hermosa Court
                              Sunnyvale, CA 94086

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

                    Yes ____             No __x__

Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practicable date.


                                             Outstanding at
                    Class                    March 13, 1999
                    -----                    --------------
                    Shares of Common           26,020,459
                    Stock, no par value


POWER SPECTRA, INC.
Item 1: Financial Statements

                                BALANCE SHEETS
                                (In thousands)


                                                                             September 30,     December 31,
                                                                                 1998              1997
                                                                                 ----              ----
ASSETS:
         Current Assets:
                  Cash and cash equivalents                                    $     33         $     441
                  Accounts receivable                                                38                13
                  Receivable from affiliate                                           0               250
                  Inventories, principally purchased parts                          320               232
                  Other current assets                                               89                30
                                                                               --------         ---------
                           Total current assets                                     480               966
         Equipment, furniture and
                  leasehold improvements                                          1,321             1,321
           Less accumulated depreciation                                         (1,166)           (1,061)
                                                                               --------         ---------
           Net fixed assets                                                         155               260

         Patents (net of amortization)                                              104                78
         Other assets                                                                31                27
                                                                               --------         ---------
TOTAL ASSETS                                                                   $    770         $   1,331
                                                                               --------         ---------
                                                                               --------         ---------

LIABILITIES AND STOCKHOLDERS' EQUITY:
         Current liabilities:
                  Accounts payable                                             $    967         $     311
                  Accrued compensation expense                                      148               128
                  Deferred contract revenue                                         433               433
                  Allowance for contract losses                                     100               100
                  Short term notes payable                                          138                --
                  Accrued professional fees                                          48                74
                   Preferred stock dividend payable                                 370               241
                  Other current liabilities                                          28                28
                                                                               --------         ---------
           Total current liabilities                                              2,232             1,315

STOCKHOLDERS' EQUITY:
         Preferred stock                                                          1,336             1,666
         Common stock                                                            16,852            16,253
         Accumulated deficit                                                    (19,740)          (17,903)
                                                                               --------         ---------
Total stockholders' equity (deficit)                                             (1,462)               16
                                                                               --------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    770         $   1,331
                                                                               --------         ---------
                                                                               --------         ---------


SEE NOTES TO FINANCIAL STATEMENTS.

POWER SPECTRA, INC.
Item 1: Financial Statements

                           STATEMENTS OF OPERATIONS
                     (In thousands except per share data)


                                                 Nine months Ended                   Three Months Ended
                                             ------------------------------------------------------------
                                                   September 30,                        September 30,
                                                   -------------                        -------------
                                               1998              1997               1998            1997
---------------------------------------------------------------------------------------------------------
Revenue                                      $   455           $   668             $    1          $   81

Costs and expenses:
     Cost of revenue                           1,091             1,284                258             379
     Sales and marketing                          35               106                  1              18
     Research and development                    457               274                105             121
     General and administrative                  549               742                112             248
                                             -------           -------             ------          ------
         Total operating costs                 2,132             2,406                476             766
                                             -------           -------             ------          ------
Operating loss                                (1,677)           (1,738)              (475)           (685)
Other income                                      60                16                 16               3
                                             -------           -------             ------          ------
Loss before income taxes                      (1,617)           (1,722)              (459)           (682)
Provision for income taxes                         1                 1                 --              --
                                             -------           -------             ------          ------
Net loss                                     $(1,618)          $(1,723)            $ (459)         $ (682)
                                             -------           -------             ------          ------
                                             -------           -------             ------          ------
Net loss applicable to common
shares                                       $(1,489)          $(1,866)            $ (238)         $ (730)
                                             -------           -------             ------          ------
                                             -------           -------             ------          ------
Net loss per common share
(basic and diluted)                          $ (0.06)          $ (0.10)            $(0.01)         $(0.04)
                                             -------           -------             ------          ------
                                             -------           -------             ------          ------


SEE NOTES TO FINANCIAL STATEMENTS.

POWER SPECTRA INC.
Item 1: Financial Statements

                           STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                 Nine months Ended
                                                                ------------------
                                                                   September 30,
                                                                   -------------
                                                                  1998       1997
                                                                -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $(1,618)   $(1,723)
     Adjustments to reconcile net loss
     to cash used in operating activities:
       Depreciation and amortization                                121        104
       Common stock issued for services                              56         56
       Changes in assets and liabilities:
         Accounts receivable                                        (25)        27
         Receivable from affiliates                                 250         26
         Inventories                                                (88)      (221)
         Other current assets                                       (59)        17
         Accounts payable                                           656          7
         Accrued compensation expense                                20        (15)
         Preferred dividend                                          --        143
         Short term notes payable                                   138         --
         Other current liabilities                                  (26)        37
                                                                -------    -------
    Net cash used in operating activities                          (575)    (1,542)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in other assets                                          (4)        (1)
   Patent additions                                                 (38)       (24)
                                                                -------    -------
Net cash used in investing activities                               (42)       (25)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividend                                        --       (143)
     Proceeds from sale of common stock                             209      1,341
                                                                -------    -------
     Net cash used in financing activities                          209      1,198
                                                                -------    -------
Net increase (decrease) in cash and cash equivalents               (408)      (369)
Cash and cash equivalents, beginning of period                      441        843
                                                                -------    -------
Cash and cash equivalents, end of period                        $    33    $   474
                                                                -------    -------
                                                                -------    -------
Supplemental schedule of cash flow information:
     Cash paid during the period for:
       Income taxes                                             $     1    $     1
                                                                -------    -------
                                                                -------    -------


SEE NOTES TO FINANCIAL STATEMENTS.

                              POWER SPECTRA INC.
                         Notes to Financial Statements
                              September 30, 1998


1.   Basis for Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to "Factors Affecting Future Results," and to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   Computation of Loss Per Share:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." The Company has adopted SFAS 128 for the periods presented. The adoption of SFAS 128 had no impact on previously reported loss per share for the nine months ended September 30, 1997. Under the provisions of SFAS 128, primary earnings per share is replaced by basic earnings per share and the dilutive effect of stock options, warrants, convertible stock, and contingent stock issuances are excluded from the calculation. For companies like Power Spectra with potentially dilutive securities such as stock options, warrants, convertible securities and contingent stock issuances, fully diluted earnings per share is replaced by diluted earnings per share. Loss per common share is based on the weighted average of common shares outstanding for all periods presented, using the net loss after deducting Series A and Series B Preferred Stock dividends in 1998 and 1997. The assumed exercise of options and warrants and assumed conversion of convertible securities have not been included in the diluted loss per share computation as the effect would be anti-dilutive.

     The weighted average number of shares outstanding at September 30, 1998 and September 30, 1997 were 25,903,967 and 18,934,730 for the quarter ended, respectively, and 24,721,991 and 18,934,730 for the nine months, respectively.

                                             Nine months Ended                         Three Months Ended
                                               September 30,                              September 30,
                                    ------------------------------------       ------------------------------------
                                          1998              1997                     1998               1997
                                    ----------------- ------------------       ------------------ -----------------
Net loss                                ($1,618,000)       ($1,723,000)               ($459,000)        ($682,000)
Less: accrual of preferred
dividends                                   129,000            143,000                   37,000           48,000
                                    ----------------- ------------------       ------------------ -----------------
Net loss applicable to common
shares                                  ($1,747,000)       ($1,866,000)               ($496,000)        ($657,000)
                                    ----------------- ------------------       ------------------ -----------------
Loss per share - basic and diluted           ($0.07)            ($0.10)                  ($0.02)           ($0.03)
                                    ----------------- ------------------       ------------------ -----------------
Weighted average shares of common
stock outstanding                         24,721,991         18,934,730              25,903,967       18,934,730
                                    ----------------- ------------------       ------------------ -----------------
Common stock equivalent shares
from stock options using the
treasury stock method                            --                 --                       --               --
                                    ----------------- ------------------       ------------------ -----------------
Number of shares used in the per
share computation                         24,721,991         18,934,730              25,903,967       18,934,730
                                    ----------------- ------------------       ------------------ -----------------


3.   Common Stock:

     As of September 13, 1998, the Company is obligated to issue an additional 896,000 shares of Common Stock to participants of the Company's private placement of Common Stock which closed on November 11, 1997, as penalties relating to the registration of shares purchased in that placement. To date this stock has not been issued.

4.   Subsequent Events.

     On August 27, 1998, the Company announced that it had laid off all employees due to lack of operating capital, pending the securing of additional financing. To date no additional financing has been secured. Additionally, the Company was required to vacate its leased space, and sold, with the consent of a majority of the preferred shareholders, a majority of its tangible assets at auction. Proceeds from the sale of the Company's tangible assets are being applied to pay former employees wages unpaid at the time of their layoff, and to pay down other creditors.

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

RECENT DEVELOPMENT

     Due to a severe financial crisis resulting from the lack of working capital, which prevented the Company from continuing its operations, on August 27, 1998, the Company's Board of Directors voted to lay off all of the remaining employees, pending the securing of additional financing. To date no additional financing has been secured. Additionally, the Company was required to vacate its leased space, and sold, with the consent of a majority of the preferred shareholders, a majority of its tangible assets at auction. Proceeds from the sale of the Company's tangible assets are being applied to pay former employees wages unpaid at the time of their layoff, and to pay down other creditors. Although the Company has been trying to avoid filing for protection under the federal bankruptcy laws and has been successful to date, no decision has been made about a filing for federal bankruptcy protection in the future. The Company is currently not conducting its ordinary business, but management is pursuing various possibilities for restructuring and financing the business, in whole or in part, on a going forward basis. There is no assurance that the efforts of management will be successful or that the Company will be able to continue as a going concern.

RESULTS OF OPERATIONS

     Revenues for the third quarter ended September 30, 1998 were $1,000 compared to $81,000 for the same period ended September 30, 1997, a decrease of $80,000. Revenues for the first nine months ended September 30, 1997 and September 30, 1998 were $668,000 and $455,000 respectively. Revenues in the first nine months 1998 from the Company's $1,200,000 LandRay Technologies, Inc. contract (the "LandRay Contract") were $450,000, or 99% of total revenues compared to $500,000 or 75% of revenues in the same period in 1997. LandRay Technologies, Inc. ("LandRay") is a corporation in which the Company remains an equity owner. The Company has received full payment on the most recent LandRay Contract. Two SEEKERS-TM- were delivered to LandRay on June 17, 1998, which was the last deliverable under the $1,200,000 contract. Due to financing activities currently underway, LandRay has not exercised its option to acquire the licenses and to contract for the development work on the Imager-TM- and Borehole-to-Borehole-TM- ground penetrating radar systems. The option was exercisable until December 17, 1998 and has now lapsed.

     Failure to obtain this or any other follow-on contract has had a severely adverse impact on the Company. Revenues in future periods, if any, will also be impacted by the nature and timing of any restructuring and financing the Company is able to accomplish in its efforts to recommence operations following its shutdown of operations on August 27, 1998. The Company currently has no employees on its payroll.

     The 1998 third quarter net loss was $459,000, a decrease of $223,000 (32.7%) over the net loss of $682,000 recorded in the 1997 third quarter. In the third quarter, the decrease in the net loss was due to lower operating costs as a result of lower payroll expenditures resulting from the layoff and shutdown. The 1998 first nine months net loss was $1,618,000, a decrease of $105,000 (6.1%) over net loss of $1,723,000 recorded the first nine months in 1997. The decrease in the net loss for the nine month period was attributable primarily to personnel cost reductions resulting from the layoff of all employees on August 27, 1998.

     In the aggregate, operating expenses decreased by $274,000 in the first nine months of 1998 compared to the same period in 1997. The cost of revenue decreased by $193,000 due to reduced overhead expenditures, and sales and marketing expenses decreased by $71,000 as advertising and exhibition costs were reduced compared to 1997. General and administrative costs decreased by $193,000 compared to the 1997 first nine months. Since the Company has ceased operations as of August 27, 1998, the operating expenses will be expected to decrease or be eliminated until such time as management is able to restructure the Company and recommence operations.

     Other income increased by $44,000 in the 1998 period over 1997 as the Company sold some unused or under-utilized equipment, most of which had been previously written down.

LIQUIDITY AND CAPITAL RESOURCES

     During the 1998 first nine months, cash and cash equivalents decreased by $408,000 due to the net loss from operations, offset primarily by collection of $450,000 from LandRay.

     Inventories increased by 40%, or $88,000, from December 31, 1997 to September 30, 1998 in pursuit of LandRay contractual obligations and the Vehicle Mounted GPR (VMR) system program requirements.

     Accounts payable increased 311% from December 31, 1997 to $967,000 at September 30, 1998 due to increased purchases related to the SEEKER-TM- and the vehicle mounted radar system and the Company's inability to pay vendor bills as they came due. The accrued compensation expense balance increased by $20,000, a 16% increase over the balance at December 31, 1997, due to the timing of payrolls, employees taking less paid time off, which resulted in larger accruals on the books, and the Company's inability to meet payrolls as they came due. The Company entered into short term notes with officers, directors and a former officer for $138,000, which was used for working capital requirements. Preferred stock dividend payable increased by $129,000 over December 31, 1997 as the Company did not meet California statutory criteria for any dividend distribution.

     There was no backlog at September 30, 1998, whereas at September 30 1997, backlog was $717,000 of which 98% consisted of commitments under the $1.2 million LandRay Contract. The $1.2 million LandRay Contract was completed late in the 1998 second quarter.

     The Company, due to lack of operating capital, laid off all employees on August 27, 1998 pending securing additional financing. The Company's management is actively pursuing all available options for restructuring and financing the Company, in whole or in part, for the future. However, it currently has no definitive commitments. Failure to reach some accommodation in this regard may ultimately lead to the necessity to file for bankruptcy protection. There is no assurance that management's efforts will be successful.

     The Company plans to liquidate its plant and equipment assets, following approval of its preferred stockholders, to cover obligations to employees and trade payables. Following payment of at least some current obligations, the Company will seek to either sell its technology or merge with another company to preserve and perpetuate its technology. Following any sale or merger, or perhaps part thereof, any remaining obligations will be satisfied. If no sales or mergers are forthcoming the Company will distribute the remaining assets to its stockholders.

FACTORS AFFECTING FUTURE RESULTS:

     THE COMPANY CEASED OPERATIONS ON AUGUST 27,1998. MANY OF THE FOLLOWING RISKS WOULD APPLY ONLY IF THE COMPANY IS SUCCESSFUL IN REORGANIZING AND RECOMMENCING ITS FORMER BUSINESS AND OPERATIONS. THIS IS AN OUTCOME THAT IS, TODAY, HIGHLY UNCERTAIN.

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

     NEED FOR ADDITIONAL CAPITAL/ABILITY TO CONTINUE AS A GOING CONCERN. The Company's independent accountants, in their report regarding the Company's financial statements for the year ended December 31, 1997, have included an explanatory paragraph noting the Company's recurring substantial losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon its ability to secure additional financings, as to which the Company currently has no specific or definitive commitments. There is no assurance that the Company will be able to secure adequate financing or to carry out its current business plan. The Company had commenced efforts to obtain additional equity and/or debt financing, but during the last 18 months it has been unable to secure the funds necessary to sustain operations. An alternative is to seek to merge the Company with another entity or to negotiate an acquisition by a more liquid entity. If any additional funds are raised through the issuance of equity securities, or if a merger or acquisition is successfully negotiated, the ownership percentage of the shareholders of the Company will be reduced, shareholders may experience significant dilution, and such equity securities may have rights, preferences or privileges senior to those of the Company's Common Stock. There can be no assurance that additional financing will be available, or that if available, such financing will have terms favorable to the Company or its present shareholders. Failure to successfully realize existing plans or to secure adequate funding could result in the Company necessarily filing for bankruptcy protection and/or liquidating remaining assets or dissolving the corporation.

     HISTORY OF LOSSES; ACCUMULATED DEFICIT. Since its inception, the Company has generally operated at a loss since government contract revenues, which represent most of the historical revenues of the Company, and other sources of income were insufficient to cover general and administrative, research and development and other costs incurred by the Company. The Company recorded net losses of $2,647,399, $3,788,299, and $2,562,230 for the years ended December 31, 1997, December 31, 1996 and December 31, 1995, respectively. At December 31, 1997, the Company had an accumulated deficit of $17,902,959, which had increased to $19,740,000 at September 30, 1998. Assuming the Company can recommence operations (see "--Cessation of Operations"), the Company will continue to incur losses until substantial contract revenues are generated or the Company begins to receive significant product sales and license and/or royalty income. There is no assurance that the Company will be able to resume operations or achieve profitable operations in the foreseeable future, if at all. Although the Company has substantially reduced the size of its operations over the last two years and has currently ceased operations, there can be no assurance that the Company will be able to successfully reorganize and recommence operations or that sufficient revenues and proceeds from such actions will be obtained.

     DEPENDENCE UPON LANDRAY. The Company's relationship with LandRay has been a significant source of revenues, since the first contract was awarded to the Company in 1996. The Company's relationship with LandRay was an extremely significant source of revenue during 1996 and 1997 and throughout the first half of 1998. The Company recognized revenue from the LandRay Contract based upon attainment of milestones delineated in the contract. The most recent LandRay Contract was completed in the 1998 second quarter on June 17, 1998. LandRay did not exercise its option to obtain the licenses and enter into a development contract for the Imager and Borehole to Borehole GPR systems, which it was required to do by December 17, 1998, if at all. Since the Company had no other options or contracts for near term revenue, the Company was significantly affected by the termination of this revenue source.

     NEED TO SUCCESSFULLY LAUNCH AND FUND NEW VENTURES. The Company must continue to seek a partner or continue to seek and obtain other sources of working capital to reinitiate operations. Since its inception nearly all of the Company's revenues have come from defense-related research and development contracts related to the BASS-TM- development and applications. The Company currently is seeking to exploit its technology for applications in commercial and industrial markets to provide such revenue. Participating in the founding of LandRay and entering into the license and development contracts with LandRay were steps in this commercialization process. The LandRay venture and any future ventures would require significant funding in order to enable the Company and its strategic partners to carry out their respective plans of operations. To date, LandRay has been unable to raise adequate funding on acceptable terms to continue development of the GPR systems with the Company. In addition, there can be no assurances that the Company will be able to successfully enter into any additional suitable strategic partnership, mergers or joint venture arrangements or that such arrangements, when entered into, will prove to be beneficial for the Company and its shareholders. There also can be no assurance that any future agreements, if consummated, will generate sufficient revenues to replace the LandRay contract, which was completed in June 1998. Failure to succeed in one or more strategic partnerships or joint venture relationships will have a material adverse effect on the Company's ability to resume its plan of operations and on its results.

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

     COMPLEX MANUFACTURING PROCESS; MANUFACTURING CAPACITY. Due to the cessation of operations as of August 27, 1998, the Company currently is not engaged in any manufacturing activity and has sold a majority of its manufacturing equipment at auction in January ,1999. However, assuming it is able to resume operations, its manufacturing processes present material risks. The manufacture of GPR systems and remote sensing products as well as semiconductor-based power switching devices is highly complex and sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in the materials used, and the performance of personnel as well as vendors and suppliers. The Company has periodically experienced yield problems, and there can be no assurance that these problems will not recur. Should the Company experience protracted production delays attributable to manufacturing complexity, its ability to deliver products would be materially affected. In the event that the Company commences significant commercial shipments, it may be required to obtain third party manufacturing services.

     LIMITED SALES AND MARKETING CAPABILITY; FUTURE RELIANCE ON DISTRIBUTORS. The Company currently as no marketing or sales force and is pursuing no marketing activities. Assuming the Company is able to recommence operations, as to which there is no assurance, it will be required to establish such marketing and sales staff in order to execute its plans for increasing commercial sales. In addition, in order to materially increase revenues and achieve sustained profitability, of which there is no assurance, as the Company continues to commercialize its products, it expects that it will be required to depend upon distributors. While any particular distributor may have an extensive distribution network, distributors typically represent other third-party suppliers, including competitors of the Company, to whom they may devote greater time, effort, and attention. There can be no assurance that the Company will successfully establish the requisite distribution relationships or that those relationships will result in revenues.

     COMPETITION. The markets for the Company's products are competitive and characterized by rapid technological change and changes in market demand. The Company's competitive position is affected by all of these factors and by industry competition for effective sales and distribution channels. The Company's potential and existing competitors include major ultrasonic proximity sensor vendors, a small number of which dominate the market, and major defense contractors with substantially larger resources than those possessed by the Company. All of the Company's competitors have substantially greater financial, technical, marketing and other resources than does the Company. The Company expects that its markets will become more competitive in the future, and there is no assurance, assuming the Company is able to recommence operations that it will be able to successfully compete in its selected markets.

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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

         27.1     Financial Data Schedule

     b.  Reports on Form 8-K during the quarter ended September 30, 1998

                  During the period covered by this report, the Company
                          did not file any reports on Form 8-K.

                               POWER SPECTRA INC.
                               September 30, 1998

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Power Spectra, Inc.

         Date: April 1, 1999            By: /s/ Charles C. Byer
              ----------------------        -----------------------------
                                                Charles C. Byer
                                                Interim Chief Executive

                                  EXHIBIT INDEX


Exhibit
  No.            Description
--------         -----------
27.1              Financial Data Schedule